Form 10QSB
period 1995-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1995-05-11
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1995

[  ]     For the transition period from _______________ to _______________

                         Commission file number 0-8901


                        CASA MUNRAS HOTEL PARTNERS, L.P.
       (Exact name of small business issuer as specified in its charter)


         California                                                      95-3235634
(State or other jurisdiction of                                       (I.R.S. Employer
incorporation or organization)                                       Identification No.)


        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
                    (Address of principal executive office)

                                 (818) 888-6500
              (Registrant's telephone number, including Area Code)



         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes   x      No
    -----       -----

Transitional Small Business Disclosure Format:     Yes          No   x
                                                       -----       -----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                               March 31,    December 31
                                                 1995          1994
                                              -----------   -----------
                                 ASSETS
CURRENT ASSETS:
  Cash                                        $   214,002   $   287,907
  Accounts receivable                              41,578        89,448
  Food and beverage inventories                    16,898        16,340
  Prepaid expenses                                 38,854        46,123
                                              -----------   -----------
      Total current assets                        311,332       439,818
                                              -----------   -----------
LAND, PROPERTY AND EQUIPMENT - at cost:
  Building and improvements                     4,405,061     4,405,061
  Hotel furnishings and equipment               1,035,861     1,032,648
  Restaurant furnishings and equipment              7,727         6,721
  Less accumulated depreciation                (2,910,280)   (2,829,280)
                                              -----------   -----------
                                                2,538,369     2,615,150
  Land                                            700,000       700,000
                                              -----------   -----------
      Land, property and equipment - net        3,238,369     3,315,150
                                              -----------   -----------

OTHER ASSETS
  Liquor license                                   40,000        40,000
  Loan commitment fee - net                         3,333         5,833
                                              -----------   -----------
      Total other assets                           43,333        45,833
                                              -----------   -----------
      TOTAL                                   $ 3,593,034   $ 3,800,801
                                              ===========   ===========

                    LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $    48,370   $    61,594
  Accounts payable - related parties               45,951        40,457
  Accrued incentive management fees -
    related parties                                              41,342
  Accrued salaries and wages                       39,552        40,523
  Accrued room tax and other                       33,683        27,256
  Distributions payable                                          90,000
  Note payable - affiliate                        278,480       271,632
                                              -----------   -----------
      Total liabilities                           446,036       572,804
                                              -----------   -----------

PARTNERS' EQUITY
  General Partners (45 units issued and
    outstanding)                                   31,470        32,280
  Limited Partners (4,455 units issued and
    outstanding)                                3,115,528     3,195,717
                                              -----------   -----------
      Total Partners' equity                    3,146,998     3,227,997
                                              -----------   -----------
      TOTAL                                   $ 3,593,034   $ 3,800,801
                                              ===========   ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                   1995          1994
                                                 --------      --------
REVENUES:
  Room                                           $377,769      $377,486
  Food and beverage                               108,998       107,856
  Lease                                            23,152        21,085
  Telephone                                        12,395         5,701
  Other                                             2,075         1,335
                                                 --------      --------
      Total                                       524,389       513,463
                                                 --------      --------

OPERATING EXPENSES:
  Rooms                                           142,087       165,790
  Food and beverage                               109,668       107,567
  Depreciation and amortization                    83,500        75,000
  Administrative and general                       64,065        55,002
  Marketing                                        47,203        51,476
  Energy cost                                      44,528        44,590
  Repairs and maintenance                          41,384        41,533
  Management fee                                   22,622        19,464
  Property taxes                                   16,295        14,516
  Insurance                                        12,190        13,547
  Partnership administration and professional
    fees                                           10,066        11,143
  Interest                                          6,848         2,083
  Telephone                                         4,932         4,055
                                                 --------      --------
    Total (included reimbursed costs and
      payments for services to related
      parties of $107,334 and $120,106
      for the three months ended March 31,
      1995 and 1994 respectively)                 605,388       605,766
                                                 --------      --------
NET LOSS                                         ($80,999)     ($92,303)
                                                 ========      ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                   1995          1994
                                                 --------      --------
ALLOCATION OF NET LOSS:
  General Partners                                  ($810)        ($923)
  Limited Partners (4,455 Limited
    Partnership units outstanding)                (80,189)      (91,380)
                                                 --------      --------
      Total                                      ($80,999)     ($92,303)
                                                 ========      ========
DISTRIBUTION TO PARTNERS                               $0            $0
                                                 ========      ========

PER UNIT INFORMATION (based upon
  4,500 total Units outstanding):
    Net loss                                      ($18.00)      ($20.51)
                                                 ========      ========
    Distributions                                   $0.00         $0.00
                                                 ========      ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                  1995          1994
OPERATING ACITVITIES:
  Net loss                                       ($80,999)     ($92,303)
  Adjustments to reconcile net cash provided by
  (used in) operating activities:
    Depreciation and amortization                  83,500        75,000
    Change in assets and liabilities:
      Accounts receivable                          47,870        25,940
      Food and beverage inventories                  (558)       (1,980)
      Prepaid expenses                              7,269        (6,003)
      Accounts payable and accrued expenses       (43,616)       (8,818)
                                                 --------      --------
      Net cash provided by (used in) operating
        activities                                 13,466        (8,164)
                                                 --------      --------
INVESTING ACTIVITIES -
  Acquisition of property and equipment            (4,219)     (284,840)
                                                 --------      --------
FINANCING ACTIVITIES:
  Note payable - affiliate                          6,848       252,083
  Distributions paid to Partners                  (90,000)      (45,000)
                                                 --------      --------
      Net cash (used in) provided by financing
        activities                                (83,152)      207,083
                                                 --------      --------
NET DECREASE IN CASH                              (73,905)      (85,921)

CASH AT BEGINNING OF PERIOD                       287,907       386,243
                                                 --------      --------
CASH AT END OF PERIOD                            $214,002      $300,322
                                                 ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1995 and 1994

         Occupancy and average room rates were 41% versus 42% and $67.79 versus $66.42, resulting in approximately equal room revenue for the three months ended March 31, 1995 as compared to 1994. Food and beverage revenues are primarily based upon hotel occupancy factors, resulting in approximately equal revenue levels for the two periods.

         The Registrant incurred interest expense totalling $6,848 and $2,083 for the three months ended March 31, 1995 and 1994, respectively, as a result of borrowings to fund a portion of the expenditures for property and equipment in connection with the renovation of the Hotel. The funds were borrowed from an affiliate of Ronald A. Young, a general partner, pursuant to an unsecured demand note in the principal amount of $250,000 dated March 21, 1994 that bears interest at a rate of 10% per annum. Accrued but unpaid interest is added to principal monthly pursuant to the terms of the demand note.

Liquidity and Capital Resources

         The Registrant's primary source of cash is from the operation and leasing of the hotel facility.

         During the three months ended March 31, 1995, the Registrant generated $13,466 in net cash flow from operating activities. Distributions paid in the first quarter of 1995 to Partners totaled $90,000. Acquisition of property and equipment during the three months ended March 31, 1995 totalled $4,219.

         It is estimated that approximately $700,000 will be expended in late 1995 and 1996 to continue the renovation of the Hotel. Such renovations of property and equipment are expected to be funded from cash provided by operations and borrowings. In March 1994, an affiliate of one of the General Partners loaned $250,000 to the Registrant to fund prior acquisitions of property and equipment. Further, in August 1994, the Registrant obtained a line of credit for up to $1,000,000 from a bank. No amounts have been drawn under the line of credit. The Partnership expects to make draws under the line of credit to repay the affiliate loan and to finance such renovations. The Partnership will request that the bank convert the line of credit to a term note agreement upon expiration of the line of credit.

         The General Partners intend, to the extent cash is available, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

                          PART II - OTHER INFORMATION


Item 5.  Other Information.

                          None.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                          None.


         (b)     Reports on Form 8-K:

                          No current reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CASA MUNRAS HOTEL PARTNERS, L.P.



                                                 By  /s/ John F. Rothman
                                                    ---------------------------
                                                      John F. Rothman
                                                      General Partner

Dated:  May 12, 1995

                                 EXHIBIT INDEX



         Exhibit
         Number    Description
         ------    -----------
           27      Financial Data Schedule
