Form 10QSB
period 1995-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1995-08-10
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934 For the quarterly period ended June 30, 1995

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



         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes  x   No __


Transitional Small Business Disclosure Format:     Yes ___  No  x

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                 The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 and should be read in connection therewith. The results of operations for the three and six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                 June 30,     December 31,
                                                   1995          1994
                                                -----------   ------------
ASSETS
CURRENT ASSETS:
  Cash                                          $   353,332   $   287,907
  Accounts receivable                               116,549        89,448
  Food and beverage inventories                      17,162        16,340
  Prepaid expenses                                   29,259        46,123
                                                -----------   -----------
      Total current assets                          516,302       439,818
                                                -----------   -----------
LAND, PROPERTY AND EQUIPMENT - at cost:
  Building and improvements                       4,405,061     4,405,061
  Hotel furnishings and equipment                 1,037,166     1,032,648
  Restaurant furnishings and equipment               20,684         6,721
  Less accumulated depreciation                  (2,991,280)   (2,829,280)
                                                -----------   -----------
                                                  2,471,631     2,615,150
  Land                                              700,000       700,000
                                                -----------   -----------
      Land, property and equipment - net          3,171,631     3,315,150
                                                -----------   -----------
OTHER ASSETS:
  Liquor license                                     40,000        40,000
  Loan commitment fee - net                             833         5,833
                                                -----------   -----------
      Total other assets                             40,833        45,833
                                                -----------   -----------
      TOTAL                                     $ 3,728,766   $ 3,800,801
                                                ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                      $    53,089   $    61,594
  Accounts payable - related parties                 43,549        40,457
  Accrued incentive management fees -
    related parties                                  28,743        41,342
  Accrued salaries and wages                         44,736        40,523
  Accrued room tax and other                         43,297        27,256
  Distributions payable                             135,000        90,000
  Note payable - affiliate                          285,500       271,632
                                                -----------   -----------
      Total liabilities                             633,914       572,804
                                                -----------   -----------
PARTNERS' EQUITY
  General Partners (45 units issued and
    outstanding)                                     30,949        32,280
  Limited Partners (4,455 units issued and
    outstanding)                                  3,063,903     3,195,717
                                                -----------   -----------
      Total Partners' equity                      3,094,852     3,227,997
                                                -----------   -----------
      TOTAL                                     $ 3,728,766   $ 3,800,801
                                                ===========   ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  -------------------   ----------------------
                                    1995       1994        1995        1994
                                  --------   --------   ----------  ----------
REVENUES:
  Room                            $620,185   $589,871   $  997,954  $  967,357
  Food and beverage                170,309    165,509      279,307     273,365
  Lease                             19,776     23,165       42,928      44,250
  Telephone                         15,276      7,130       27,671      12,831
  Other                              3,307      2,646        5,382       3,981
                                  --------   --------   ----------  ----------
      Total                        828,853    788,321    1,353,242   1,301,784
                                  --------   --------   ----------  ----------
OPERATING EXPENSES:
  Rooms                            186,798    179,965      328,885     345,755
  Food and beverage                134,635    140,879      244,303     248,446
  Depreciation                      83,500     75,000      167,000     150,000
  Administrative and general        68,954     61,703      133,019     116,705
  Marketing                         57,428     59,249      104,631     110,725
  Repairs and maintenance           49,858     47,295       91,242      88,828
  Energy cost                       42,455     35,368       86,983      79,958
  Management fee                    59,125     55,208       81,747      74,672
  Partnership administration
     and professional fees          24,799     22,911       34,865      34,054
  Property taxes                    13,721     14,148       30,016      28,664
  Insurance                         12,189     13,548       24,379      27,095
  Interest                           7,020      6,355       13,868       8,438
  Telephone                          5,517      1,003       10,449       5,058
                                  --------   --------   ----------  ----------
    Total (including reimbursed
      costs and payments for
      services to related parties
      of $122,362 and $130,301
      and $229,696 and $250,407
      for the three and six months
      ended June 30, 1995 and
      1994 respectively)           745,999    712,632    1,351,387   1,318,398
                                  --------   --------   ----------  ----------
NET INCOME (LOSS)                 $ 82,854   $ 75,689   $    1,855  $  (16,614)
                                  ========   ========   ==========  ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   -------------------    -------------------
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
ALLOCATION OF
NET INCOME (LOSS):
  General Partners                 $    829   $    757    $     19   $   (166)
  Limited Partners (4,455 Limited
    Partnership units outstanding)   82,025     74,932       1,836    (16,448)
                                   --------   --------    --------   --------
            Total                  $ 82,854   $ 75,689    $  1,855   $(16,614)
                                   ========   ========    ========   ========
DISTRIBUTION TO PARTNERS           $135,000   $135,000    $135,000   $135,000
                                   ========   ========    ========   ========

PER UNIT INFORMATION
  (based upon 4,500 total
  Units outstanding):
    Net income (loss)                $18.41     $16.82      $ 0.41     $(3.69)
                                     ======     ======      ======     ======
    Distribution                     $30.00     $30.00      $30.00     $30.00
                                     ======     ======      ======     ======

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                                                        1995          1994
                                                                      --------      --------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $  1,855      $(16,614)
  Adjustments to reconcile net cash provided
  by operating activities:
    Depreciation and amortization                                      167,000       150,000
    Change in assets and liabilities:
      Accounts receivable                                              (27,101)       26,289
      Food and beverage inventories                                       (822)        1,765
      Prepaid expenses                                                  16,864        (3,865)
      Account payable and accrued expenses                               2,242        23,250
                                                                      --------      --------
      Net cash provided by operating activities                        160,038       180,825
                                                                      --------      --------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                                (18,481)     (431,679)
                                                                      --------      --------
FINANCING ACTIVITIES:
  Note payable - affiliate                                              13,868       258,438
  Distributions paid to Partners                                       (90,000)     (180,000)
                                                                      --------      --------
      Net cash (used in) provided by financing activities              (76,132)       78,438
                                                                      --------      --------
NET INCREASE (DECREASE) IN CASH                                         65,425      (172,416)

CASH AT BEGINNING OF PERIOD                                            287,907       386,243
                                                                      --------      --------
CASH AT END OF PERIOD                                                 $353,332      $213,827
                                                                      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three and Six Months Ended June 30, 1995 and 1994

                 Occupancy and average room rates were 52% and 64% versus 51% and 59% and $69.51 and $68.33 versus $70.13 and $72.73, resulting in increased room revenue for the three and six months ended June 30, 1995 as compared to 1994, respectively. Food and beverage revenues are primarily based upon hotel occupancy factors, resulting in slightly increased revenue levels for the two periods.

                 The Registrant's operating expenses are primarily based upon occupancy of the hotel and were up from the previous comparable periods at levels consistent with the occupancy increase.


Liquidity and Capital Resources

                 The Registrant's primary source of cash is from the operation and leasing of the hotel facility.

                 During the six months ended June 30, 1995, the Registrant generated $160,038 in net cash flow from operating activities. In June 1995, the General Partners declared a distribution to Partners of $135,000, which amount was paid in July 1995. Acquisition of property and equipment during the six months ended June 30, 1995 totalled $18,481.

                 In January 1995, the Registrant distributed $90,000 to Partners in respect of earnings for the quarter ended December 31, 1994.

                 It is estimated that approximately $700,000 will be expended in late 1995 and in 1996 to continue the renovation of the Hotel. Such renovations of property and equipment are expected to be funded from cash provided by operations and borrowings. In March 1994, an affiliate of one of the General Partners loaned $250,000 to the Registrant to fund prior acquisitions of property and equipment. Further, in August 1994, the Registrant obtained a line of credit for up to $1,000,000 from a bank. No amounts have been drawn under the line of credit. The line of credit expires in August 1995. The General Partners are negotiating with the bank to extend the line of credit. If such negotiations are successful, the Partnership expects to borrow under the line of credit to finance the renovation of the hotel. If such negotiations are not successful, the General Partners intend to seek an alternative source of funds.

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

                          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CASA MUNRAS HOTEL PARTNERS, L.P.



                                                 By  /s/ John F. Rothman
                                                    -------------------------
                                                     John F. Rothman
                                                     General Partner

Dated:  August 10, 1995