Form 10QSB
period 1995-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1995-11-13
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934

         For the quarterly period ended September 30, 1995

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

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


        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
                    (Address of principal executive offices)

                                 (818) 888-6500
                (Issuer's telephone number, including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---
Transitional Small Business Disclosure Format:     Yes      No  x
                                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                 The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 and should be read in connection therewith. The results of operations for the three and nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                      September 30,  December 31,
                                                          1995          1994
                                                      -------------  ------------
                                    ASSETS
CURRENT ASSETS:
  Cash                                                $   694,164    $  287,907
  Accounts receivable                                     185,225        89,448
  Food and beverage inventories                            19,054        16,340
  Prepaid expenses                                         35,790        46,123
                                                      -----------    ----------
      Total current assets                                934,233       439,818
                                                      -----------    ----------
LAND, PROPERTY AND EQUIPMENT - at cost:
  Building and improvements                             4,409,221     4,405,061
  Hotel furnishings and equipment                       1,037,166     1,032,648
  Restaurant furnishings and equipment                     20,931         6,721
  Less accumulated depreciation                        (3,072,280)   (2,829,280)
                                                      -----------    ----------
                                                        2,395,038     2,615,150
  Land                                                    700,000       700,000
                                                      -----------    ----------
      Land, property and equipment - net                3,095,038     3,315,150
                                                      -----------    ----------
OTHER ASSETS:
  Liquor license                                           40,000        40,000
  Loan commitment fee - net                                               5,833
                                                      -----------    ----------
      Total other assets                                   40,000        45,833
                                                      -----------    ----------
      TOTAL                                           $ 4,069,271   $ 3,800,801
                                                      ===========    ==========
                   LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                $58,201       $61,594
  Accounts payable - related parties                       42,932        40,457
  Accrued incentive management fees - related parties      92,891        41,342
  Accrued salaries and wages                               60,234        40,523
  Accrued room tax and other                               49,626        27,256
  Distributions payable                                   225,000        90,000
  Note payable - affiliate                                292,697       271,632
                                                      -----------    ----------
      Total liabilities                                   821,581       572,804
                                                      -----------    ----------
PARTNERS' EQUITY
  General Partners (45 units issued and outstanding)       32,477        32,280
  Limited Partners (4,455 units issued and
    outstanding)                                        3,215,213     3,195,717
                                                      -----------    ----------
      Total Partners' equity                            3,247,690     3,227,997
                                                      -----------    ----------
      TOTAL                                           $ 4,069,271   $ 3,800,801
                                                      ===========    ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                         Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          1995        1994          1995         1994
                                       ----------  ----------     ---------   ----------
REVENUES:
  Room                                 $1,009,249    $923,032    $2,007,203   $1,890,389
  Food and beverage                       196,286     195,019       475,593      468,384
  Lease                                    21,941      18,343        64,869       62,593
  Telephone                                18,172      17,304        45,843       30,135
  Other                                     6,678       6,544        12,060       10,525
                                       ----------  ----------     ---------   ----------
      Total                             1,252,326   1,160,242     2,605,568    2,462,026
                                       ----------  ----------     ---------   ----------
OPERATING EXPENSES:
  Rooms                                   229,700     229,273       558,585      575,028
  Food and beverage                       152,051     153,448       396,354      401,894
  Depreciation and amortization            81,833      75,000       248,833      225,000
  Administrative and general               90,214      74,927       223,233      191,632
  Marketing                                63,992      54,209       168,623      164,934
  Repairs and maintenance                  51,825      43,819       143,067      132,647
  Energy cost                              40,852      47,207       127,835      127,165
  Management fee                          113,469     102,244       195,216      176,916
  Partnership administration
     and professional fees                  4,292       3,452        39,157       37,506
  Property taxes                           18,945      18,513        48,961       47,177
  Insurance                                12,190      13,547        36,569       40,642
  Interest                                  7,197       6,515        21,065       14,953
  Telephone                                 7,928       5,791        18,377       10,849
                                       ----------  ----------     ---------   ----------
    Total (including reimbursed
      costs and payments for
      services to related parties
      of $138,770 and $115,977
      and $368,467 and $366,383
      for the three and nine months
      ended September 30, 1995 and
      1994 respectively)                  874,488     827,945     2,225,875    2,146,343
                                       ----------  ----------     ---------   ----------
NET INCOME                             $  377,838  $  332,297    $  379,693   $  315,683
                                       ==========  ==========     =========   ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                          1995       1994        1995       1994
                                        --------   --------    --------   --------
ALLOCATION OF NET INCOME:
  General Partners                        $3,778     $3,323      $3,797     $3,157
  Limited Partners (4,455 Limited
    Partnership units outstanding)       374,060    328,974     375,896    312,526
                                        --------   --------    --------   --------
      Total                             $377,838   $332,297    $379,693   $315,683
                                        ========   ========    ========   ========
DISTRIBUTION TO PARTNERS                $225,000   $180,000    $360,000   $315,000
                                        ========   ========    ========   ========

PER UNIT INFORMATION
  (based upon 4,500 total
  Units outstanding):
    Net income                            $83.96     $73.84      $84.38     $70.15
                                          ======     ======      ======     ======
    Distribution                          $50.00     $40.00      $80.00     $70.00
                                          ======     ======      ======     ======

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                       1995          1994
                                                     --------      --------
OPERATING ACITVITIES:
  Net income                                         $379,693      $315,683
  Adjustments to reconcile net cash provided
  by operating activities:
    Depreciation and amortization                     248,833       225,000
    Change in assets and liabilities:
      Accounts receivable                             (95,777)      (36,179)
      Food and beverage inventories                    (2,714)        2,095
      Prepaid expenses                                 10,333       (12,316)
      Account payable and accrued expenses             92,712       106,151
                                                     --------      --------
      Net cash provided by operating activities       633,080       600,434
                                                     --------      --------
INVESTING ACTIVITIES:
  Acquisition of property and equipment               (22,888)     (489,344)
                                                     --------      --------
FINANCING ACTIVITIES:
  Note Payable - affiliate                             21,065       264,953
  Distributions paid to Partners                     (225,000)     (315,000)
  Other assets - loan fee                                           (10,000)
                                                     --------      --------
      Net cash used in financing activities          (203,935)      (60,047)
                                                     --------      --------
NET INCREASE IN CASH                                  406,257        51,043

CASH AT BEGINNING OF PERIOD                           287,907       386,243
                                                     --------      --------
CASH AT END OF PERIOD                                $694,164      $437,286
                                                     ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three and Nine Months Ended September 30, 1995 and 1994

                 Occupancy rates at the Registrant's hotel were 90% and 65% versus 83% and 61% and average room rates were $82.13 and $74.65 versus $80.12 and $74.68, respectively, for the three and nine months ended September 30, 1995 as compared to 1994. The increase in occupancy factors is attributable to increased pleasure travel during the 1995 summer tourist season as compared to the similar 1994 period. Food and beverage revenues are primarily based upon room occupancy factors, and as a result increased slightly for the two 1995 periods.

                 The Registrant's operating expenses are primarily based upon occupancy of the hotel and were up from the previous comparable periods at levels consistent with the occupancy increase. Significant areas of increased expense have occurred in the administrative and general category due to added bookkeeping costs; higher management fees, which are based on revenues and operating profitability; and additional depreciation and amortization as a result of the ongoing capital addition program.


Liquidity and Capital Resources

                 The Registrant's primary source of cash is from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

                 During the nine months ended September 30, 1995, the Registrant generated $633,080 in net cash flow from operating activities. In January 1995, the Registrant distributed $90,000 to Partners in respect of earnings for the quarter ended December 31, 1994. In June 1995, the General Partners declared a distribution to Partners of $135,000, which was paid in July 1995, and in September 1995, the General Partners declared a distribution to Partners of $225,000, which was paid in October 1995.

                 Acquisition of property and equipment during the nine months ended September 30, 1995 totalled $22,888. It is estimated that approximately $700,000 more will be expended in late 1995 and in 1996 to continue the renovation of the hotel. Such renovations of property and equipment are expected to be funded from cash provided by operations and borrowings as described below. In September 1995, the Registrant obtained an unsecured credit facility under which the Registrant may borrow up to $900,000 from a bank. No amounts have been drawn under the credit facility as of September 30, 1995. Borrowings, if made, will be at an annual interest rate equal to the bank's prime rate plus 1.5%, interest only payable monthly through October 1, 1996, at which time the outstanding principal plus interest are due. A loan fee of

1/2% of the loan commitment ($4,500) was paid to the bank in connection with the establishment of the credit facility. The General Partners intend to seek a commitment from the bank to allow the outstanding principal as of October 1, 1996, if any, to be repaid over a four year term. There can be no assurance, however, that the bank will agree to such an extension. The Partnership expects to borrow under the credit facility to pay off the $250,000 loan made to the Partnership in March 1994 by one of the General Partners to fund prior acquisitions of property and equipment and to finance the ongoing renovation of the hotel.

The General Partners intend, to the extent cash is available, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.


                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

         Exhibit
         Number           Description
         ------           -----------
         10.4             Multiple Disbursement Note dated as of September 28, 1995 by and between Casa Munras Hotel Partners, L.P. (formerly known as Western
                          Host Monterey Partners) and City National Bank.

         27               Financial Data Schedule




         (b)     Reports on Form 8-K:

                          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CASA MUNRAS HOTEL PARTNERS, L.P.



                                                By  /s/ John F. Rothman
                                                  --------------------------
                                                    John F. Rothman
                                                    General Partner

Dated:  November 13, 1995

                                 EXHIBIT INDEX


                                                                                              Sequentially
         Exhibit                                                                                Numbered
         Number           Description                                                              Page
         ------           -----------                                                          ------------
         10.4             Multiple Disbursement Note dated as of September
                          28, 1995 by and between Casa Munras Hotel
                          Partners, L.P. (formerly known as Western Host
                          Monterey Partners and City National Bank.



         27               Financial Data Schedule