Form 10KSB40
period 1995-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1996-03-29
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ---------- to ---------------

                        Commission file number:  0-8901

                        CASA MUNRAS HOTEL PARTNERS, L.P.
          (Name of small business issuer as specified in its charter)

California                                                  95-3235627
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


        5525 OAKDALE AVENUE, SUITE 300, WOODLAND HILLS, CALIFORNIA 91364
          (Address of principal executive offices, including zip code)


                                 (818) 888-6500
                (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:   None


Securities registered pursuant to Section 12(g)      Limited Partnership Units
of the Exchange Act:                                 (Title of Class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes  X   No
                                                                   ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year:  $3,305,500

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer's limited partnership units and the securities have only limited transfer rights.

                                    PART I.

Items 1.  Business.

                  Effective August 30, 1994, Casa Munras Hotel Partners, L.P. (the "Registrant"), a California limited partnership, changed its name from Western Host Monterey Partners to its current name. The Registrant was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the "Units") at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by its two general partners, John F. Rothman and Ronald A. Young (the "General Partners"). The owners of the Units are hereinafter referred to as the "Limited Partners," and the Limited Partners and the General Partners collectively are hereinafter referred to as the "Partners". The Registrant's principal executive offices are located at 5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364. Its telephone number is (818) 888-6500.

                  The Registrant owns a hotel, restaurant, bar, banquet facilities and several leased retail stores in Monterey, California, known as the Casa Munras Garden Hotel. For additional information about this property, see Item 2 of this Report. Unless the context indicates otherwise, references herein to the "Hotel" are to the entire hotel, restaurant, bar, banquet and retail complex. The Registrant acquired and began operating the Hotel on May 1, 1978.

                  The General Partners believe that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,305,500, $3,157,302 and $3,478,747 generated at the Hotel for the years ended December 31, 1995, 1994 and 1993, approximately 76%, 76% and 77% represented room sales, 19%, 19% and 19% food and beverage sales and 3%, 3% and 2% lease revenues, respectively. The balance represented telephone revenues, interest and other income, including income from retail operations.

                  The business of the Registrant is to hold the Hotel and any additional hotels, when and if acquired, for long-term investment. The principal objectives of the Registrant are to generate cash flow for periodic distributions to its Partners and to realize capital growth and appreciation in the underlying value of the Registrant's assets, neither of which objective can be assured.

                  Concurrently with its acquisition of the Hotel, the Registrant entered into a 25-year management contract (the "Original Management Contract") with Western Host, Inc. ("Western Host") for the management and operation of the hotel portion of the Hotel. At the time the Original Management Contract was entered into, the General Partners were the sole owners, directors and officers of Western Host. For information concerning the business of Western Host and the relationships between Messrs. Rothman and Young and Western Host, see Item 9 of this Report.

                  Effective January 1, 1993, Western Host subcontracted with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional Registrant projects on a month-to-month basis. For its services under the subcontract, Westland received a submanagement fee equal to 4% of the Hotel's operating revenues. In May 1994, the Partnership and Western Host entered into an agreement that terminated the Original Management Contract with Western Host effective as of April 15, 1994 and Western Host released all claims arising out of such termination. Upon termination of the Original Management Contract, a new management agreement was entered into by the Registrant with Westland (the "New Management Contract") under the same terms and conditions as the Original Management Contract but with an expiration date in April 2014. For additional information concerning Westland and the relationship of the General Partners to Westland, see Item 9 of this report.

                  Pursuant to the New Management Contract Westland has the exclusive right and obligation to manage all operations of the Hotel (including the Hotel's restaurant, bar and banquet facilities unless they are leased by the Registrant to another operator), to handle all collections and disbursements of funds and to maintain the books and records of the Hotel. Westland is responsible for, among other things, making all necessary repairs to the Hotel (at the Registrant's expense), billing and providing credit services to customers and guests of the Hotel, obtaining insurance for the Hotel and administering Hotel working capital and operating funds. The Registrant is required to make available sufficient working capital to permit Westland to operate the Hotel, pay all expenses when due and purchase supplies and inventory. For information with respect to the amounts payable to Westland pursuant to the New Management Contract, see Item 12 of this Report.

                  Westland also is responsible for hiring, training and supervising the staff of the hotel portion of the Hotel. Since January 1, 1993, the services of a general manager and a restaurant manager have been provided to the Registrant by Westland. All other employees of the Hotel are employees of the Registrant and not Westland.

                  Inasmuch as one of the General Partners controlled Westland at the time the New Management Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement cannot be deemed to have been negotiated or established at arms' length, and the relationship between the General Partners and Westland was not at arms' length and may have resulted in certain conflicts of interest.

                  The hotel and motel industry on the Monterey Peninsula historically has been seasonal and tourist-oriented. However, with the development of major hotel facilities which can accommodate large numbers of guests and provide meeting and banquet facilities for conventions and groups, the construction of the Monterey Conference Center, and extensive year-round promotional efforts by local business associations, the hotel market has changed and is no longer strictly seasonal. The summer months continue to produce the highest occupancy and average room rates at the Hotel, but substantial levels of business activity are being generated in the fall, part of the winter and the spring.

                  The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates for calendar quarters of the years ended December 31, 1995, 1994 and 1993:

                                             For the Three Months Ended
                     -------------------------------------------------------------------------
                     March 31           June 30             September 30           December 31             Total
                     --------           -------             ------------           -----------             -----
Room Sales
  1995               $377,769           $620,185             $1,009,249              $514,412           $2,521,615

  1994                377,486            589,871                923,032               514,403            2,404,792

  1993                429,895            744,314                982,541               514,541            2,671,291

Food &
Beverage
Sales

  1995               $108,998           $170,309             $  196,286              $143,931           $  619,524

  1994                107,856            165,509                195,019               145,374              613,758

  1993                135,921            188,415                186,996               156,410              667,742

Total
Revenues
  1995               $524,389           $828,853             $1,252,326              $699,932           $3,305,500

  1994                513,463            788,321              1,160,242               695,276            3,157,302

  1993                600,196            964,862              1,211,713               701,976            3,478,747

Hotel
Occupancy
  1995                     41%                64%                    90%                   53%                  62%

  1994                     42%                59%                    83%                   49%                  58%

  1993                     49%                77%                    90%                   54%                  68%

Average
Room Rate
  1995               $  67.79           $  70.60             $    80.53              $  69.42           $    73.52

  1994                  66.42              72.73                  80.12                 74.57                74.66

  1993                  67.42              70.49                  79.01                 68.52                71.86

                  The Hotel faces competition on the Monterey Peninsula from approximately 48 hotels with approximately 3,900 rooms of varying quality and size operated by individuals and corporations, some with greater financial resources than the Registrant or with more experience than the General Partners or Westland. The impact of this competition on the operations of the Hotel is difficult to evaluate, but competition is based on price, service, amenities and location. However, the General Partners believe that the occupancy levels of the Hotel are comparable to other similar hotels and motels on the Monterey Peninsula.

                The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 70 full time employees, none of whom is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partners believe that employee relations are satisfactory.

Borrowings

                  In March 1994, an affiliate of one of the General Partners advanced $250,000 to the Registrant and the Registrant executed an unsecured promissory note in favor of such affiliate. Interest accrues on the unpaid principal balance at the rate of 10% per annum. The note provides that principal and all accrued and unpaid interest are payable on demand. For the years ended December 31, 1995 and 1994, $28,444 and $21,632, respectively, of accrued but unpaid interest has been added to principal. The proceeds of the advance were used by the Registrant to purchase property and equipment in connection with the renovation of the Hotel.

                  The Partnership has available a $900,000 unsecured revolving credit facility evidenced by a Multiple Disbursement Note from a bank, obtained in September, 1995, with a term of one year. Interest accrues on borrowings under the Multiple Disbursement Note at the banks prime rate plus 1.5%. The Multiple Disbursement Note borrowings are permitted to be used to fund additional property and equipment acquisitions, to pay off the advance from the affiliate of the General Partner and for working capital purposes, if required. As of December 31, 1995, there was $4,500 outstanding under the Multiple Disbursement Note. The General Partners intend to negotiate a term note agreement for any borrowings outstanding upon expiration of the Multiple Disbursement Note.

Item 2.  Properties.

                  The Hotel is located at the southwest corner of Munras and Fremont Streets in Monterey, California, on an irregularly shaped parcel of land (the "Site") of approximately 3.5 acres. Fremont is the principal east-west business thoroughfare into downtown Monterey from U.S. Highway 1. Highway 1 is approximately one and one-half miles east of the Hotel and provides access between San Francisco and Los Angeles. Munras Street is a principal north-south street from the downtown area, providing access from Highway 1 to the communities of Pebble Beach and Carmel. The Site is within walking distance of the downtown area, and is located approximately six blocks from the Monterey Conference Center. Fisherman's Wharf and Cannery Row are within a few minutes driving time of the

Hotel. The Site is serviced by all public utilities, including sewer, electricity, gas and water.

                  While portions of the main Hotel building are more than 150 years old, most of the guest rooms were constructed and placed in operation 30 to 35 years ago. There are 150 guest rooms located in 10 one-and two-story buildings, most of which are oriented toward a central courtyard, garden area and swimming pool. In addition, there is a main building containing the lobby area, the restaurant, bar and banquet facility, several offices and meeting rooms capable of accommodating groups from 10 to 200. Located on the perimeter of the Site on Fremont and Munras are a number of business offices and retail commercial spaces, all of which are leased to tenants. There is adequate on and off-street parking to serve the Hotel, with access from Fremont Street along Munras Avenue.

                  The Hotel is of historic Monterey or Spanish-type architectural design, and the buildings are wood frame and stucco, concrete or concrete block construction with wood shake or tile roofs. The guest rooms can accommodate one to four occupants and contain closet space, dressing area and bathroom, as well as sleeping areas and informal sitting space. All guest rooms, restaurant facilities and public areas are fully decorated and completely furnished and equipped. There is no air conditioning in the Hotel. The entire Site around the building areas is paved for parking and the grounds are well landscaped and fully lighted.

                  The hotel has been undergoing a substantial capital refurbishment program. The general condition of all of the buildings and other facilities of the Hotel is good. The Registrant expended $314,067 in 1995 and $505,021 in 1994 for capital additions and improvements to the Hotel and expects to spend additional amounts in 1996 for such purposes. Funds will be provided from a bank line of credit (See "Liquidity and Capital Resources" and Item 1 of this Report).

Item 3.  Legal Proceedings.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

                  The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 28, 1996, was 646. No public trading market exists for the Units.

                  The following cash distributions were paid to the Registrant's Partners during 1994, 1995 and through March 28, 1996:

                                  Distribution          Aggregate Amount
Date of Distribution              Per Unit(*)          of Distributions(*)
                                  ------------         -------------------
January 31, 1994                      $  10.00                  $   45,000
July 31, 1994                            30.00                     135,000
October 31, 1994                         40.00                     180,000
January 31, 1995                         20.00                      90,000
July 31, 1995                            30.00                     135,000
October 31, 1995                         50.00                     225,000
January 31, 1996                         20.00                      90,000

------------------------
(*) For the purpose of distributions, the General Partners' $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                              Year Ended December 31,
                                              -----------------------
                         1995              1994              1993             1992              1991
                         ----              ----              ----             ----              ----
Revenues              $3,305,500        $3,157,302        $3,478,747       $3,650,304        $3,669,171

Net Income            $  286,698        $  289,986        $  577,456       $  634,663        $  725,982

Income Per
  Unit                $    63.71        $    64.44        $   128.32       $   141.04        $   161.33

Cash Distri-
  butions
  Per Unit(*)         $   100.00        $    90.00        $   120.00       $   140.00        $   140.00

Total Assets
  at December
  31,                 $3,691,851        $3,800,801        $3,667,232       $3,755,665        $3,682,024

Long-Term Obli-
  gations at
  December 31,
  (including
   current portion)   $     -0-         $     -0-         $     -0-        $     -0-         $     -0-


------------------------------
(*) Distributions made in January each year are treated as distributions for the immediately preceding year.

Year ended December 31, 1995 as compared to year ended December 31, 1994

                  An increase in occupancy rates, 62% versus 58%, partially offset by a reduction in average room rate, $73.52 versus $74.66, resulted in an increase in room revenue to $2,521,615 from $2,404,792 for 1995 as compared to 1994. This increase in occupancy factors is attributed to increased pleasure travel during the 1995 summer tourist season as compared to the similar period in 1994. The General Partners continue to believe that the reduction in new construction of hotels in the Monterey area imposed by the City of Monterey should result in favorable occupancy rates and increased average room rate growth for the Hotel. Should California economic conditions become worse, the General Partners believe revenue and profitability levels of the Hotel could be unfavorably affected. The General Partners believe that the Las Vegas hotel market is the principal competition in the Monterey leisure market, and that such competition will continue and is likely to increase in the future.

                  Food and beverage revenues totalled $619,524 for 1995 as compared to $613,758 for 1994. The slight increase in these revenues is attributed to increased hotel occupancy, as Hotel patrons remain the largest source of guests for the restaurant and lounge.

                  Operating expenses totalled $3,018,802 and $2,867,316, or approximately 91% of revenue, in calendar 1995 and 1994, respectively.

Year ended December 31, 1994 as compared to year ended December 31, 1993

                  A decrease in the occupancy rates, 58% versus 68%, partially offset by an increase in average room rate, $74.66 versus $71.86, resulted in a decrease in room revenue to $2,404,792 from $2,671,291 for 1994 as compared to 1993. The decrease in revenues was principally attributable to the recession in the state of California, and increased competition from the Las Vegas hotel market for tourist activity as a result of the recent completion of a substantial number of new hotel rooms.

                  Food and beverage revenues declined to $613,758 from $667,742 or 8% in 1994 as compared to 1993. The decline was attributable to the decrease in occupancy at the hotel, since hotel patrons are the largest source of guests for the restaurant and lounge.

                  Operating expenses totalled $2,867,316, or 91% of total revenue, in 1994 as compared to $2,901,291, or 83% of total revenue, in 1993. The increase in operating expenses as a percentage of total revenue was primarily attributable to increased depreciation due to asset additions from the renovation, increased administrative costs due to workman's compensation retro premium charges in 1994 and increased marketing costs.

Liquidity and Capital Resources

                  The Registrant's primary source of cash is from the operation and leasing of the Hotel.

                  During 1995, the Registrant generated $660,966 in net cash provided by operating activities. Distributions to Partners totalled $450,000, or a 10% return of original invested capital.

                  It is estimated that approximately $300,000 will be expended in 1996 to continue the renovation of the Hotel. These acquisitions of property and equipment are expected to be funded from cash provided by operations and borrowings under the Multiple Disbursement Note. For additional information with respect to this facility, see the section of Item 1 of this Report captioned "Borrowings", which section is incorporated in this Item by reference.

                  The General Partners intend, to the extent cash from operations is available, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

Item 7.  Financial Statements.

                  The following financial statements are included in this Report in response to this Item immediately prior to the signature page:

            Independent Auditors' Report.

            Balance Sheets at December 31, 1995 and 1994.

            Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

            Statements of Changes in Partners' Equity for the years ended December 31, 1995, 1994 and 1993.

            Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

            Notes to Financial Statements for the years ended December 31, 1995, 1994 and 1993.

Item 8.  Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosure.

                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Central Persons; Compliance with Section 16(a) of the Exchange Act.

                  The Registrant has no directors or executive officers. The General Partners of the Registrant are Messrs. Rothman and Young. Mr. Rothman, age 61, and Mr. Young, age 68, have been the General Partners of the Registrant since its formation on March 31, 1978, and are named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the "Partnership Agreement"), which was entered into by and among the General Partners and the Limited Partners.

                  Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a hotel/casino in Las Vegas, Nevada.

                      Prior to December 1992, Mr. Young was the president and chief executive officer of Hotel Investors Corporation, a publicly traded hotel management company that was the sole stockholder of Western Host. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland.

                      Messrs. Young and Rothman are the general partners of Sacramento Hotel Partners, L.P. ("SHP"), a California limited partnership. In April 1990, SHP sold its interest in a hotel located in Sacramento, California and presently holds a note from the purchaser secured by a deed of trust on the real property sold.

Item 10.  Executive Compensation.

                  The General Partners did not receive any compensation from the Registrant for serving as the Registrant's general partners during any of 1995, 1994 or 1993.

                  Set forth below is a summary of all compensation which may be payable to the General Partners pursuant to the Partnership Agreement. All such fees and amounts are payable one-half to each of the General Partners.

                      (1) Acquisitions. In the event the Registrant purchases additional hotels, the General Partners are entitled to an acquisition fee of $20,000 per hotel.

                      (2) Operations. The General Partners are entitled to a transfer fee of up to

$50 per transfer of Units.

                      (3) Disposition of Borrowing. Upon the sale or refinancing of the Hotel, the General Partners are entitled to 25% of the cash proceeds subordinated to (i) a 12% per annum cumulative return on the capital contributions of the Partners, and (ii) the return of such capital contributions to the Partners, to the extent such proceeds are distributed to the Partners.

                      (4) Removal of General Partners. The Partnership Agreement provides that if either or both of Messrs. Rothman and Young should be removed as General Partner(s) of the Registrant by vote or written consent of the holders of a majority of the Units then held by Limited Partners entitled to vote, the Registrant will have the right, but not the obligation, to terminate a removed General Partner's interest in the compensation owed to such General Partner upon the sale or refinancing of the Hotel upon payment to such General Partner of an amount equal to the value of his interest in such compensation on the date of his removal, based upon the market value of the assets of the Registrant on and as if such assets were sold on the date of his removal. If the removed General Partner and the Registrant cannot mutually agree upon such value within 30 days following the election by the Registrant to so terminate the General Partner's interest, such value will be determined by arbitration. Payment to a removed General Partner of the value of his interest at the option of the Registrant will be made either (i) in a lump sum within 30 days following determination of the value thereof, or (ii) in equal installments of principal and interest at 7% per annum over a period of 60 months.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                  (a) Security ownership of certain beneficial owners.

                  Except as set forth below, there is no person known to the Registrant to be the beneficial owner of more than 5% of the Units. The following information is based upon Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission dated May 5, 1988, and as updated by the records of the Registrant.



                                                                Number of
                                                                Units and
                                                                Nature of
                                                                Beneficial
                            Name and Address of                 Ownership at             Percent
Title of Class               Beneficial Owner                   March 28, 1996           of Class
--------------              -------------------                 --------------           --------
Limited Partner-            Liquidity Fund IX                         2 (*)                .045
 ship Units                 Liquidity Fund XI                         7 (*)                .157
                            Liquidity Fund XIII                      11 (*)                .247
                            Liquidity Fund XIV                      117 (*)               2.626
                            Liquidity Fund XV                         3 (*)                .067
                            Liquidity Income/
                             Growth Fund 85                          48 (*)               1.077
                            Liquidity Fund High
                             Yield Institutional
                             Investors                                8 (*)                .180
                            Liquidity Fund Tax-
                             Exempt Partners                         28 (*)                .629
                            Liquidity Fund Tax-
                             Exempt Partners II                      72 (*)               1.616
                            LF 73                                    30 (*)                .673
                            LF 74                                    46 (*)               1.033
                            Liquidity Financial Grp. L.P.             9 (*)                .202
                            Liquidity Fund General Ptrs. II           1 (*)                .022
                            Liquidity Fund General Ptrs. II
                             FBO Sean S. Subas                        1 (*)                .022
                            LFG Liquidating Interest, L.P.            5 (*)                .112
                            LF 31                                    47 (*)               1.055
                            2200 Powell Street
                            Emeryville, CA 94608


-----------------
(*) Each of such funds (the "Funds") owns such Units directly. Each of such funds has sole voting and disposition power with respect to such Units, which powers are exercised on behalf of such Fund by its general partner(s). Liquidity Fund General Partners ("LFGP") is the sole general partner of Liquidity Fund XI, Liquidity Fund XII, Liquidity Fund XIII, Liquidity Fund XIV, Liquidity Fund XV and Liquidity Income/Growth Fund 85. The general partners of Liquidity Fund IX are Liquidity Fund Management, Inc. ("LFMI") and Messrs. Richard G. Wollack, Bryson S. Randolph and Brent R. Donaldson. The general partners of Liquidity Fund High Yield Institutional Investors are LFGP and Liquidity Fund Associates II ("LFA"). The general partners of LFGP are Messrs. Wollack, Randolph, Donaldson and Sean S. Subas. The officers and directors of LFMI are Messrs. Wollack, Donaldson and Subas. The general partner of LFA is LFGP. The general partners of Liquidity Fund Tax-Exempt Partners and Liquidity Fund Tax-Exempt Partners II are Liquidity Fund

         General Partners II ("LFGPII") and Liquidity Fund Partners ("LFP"). The general partners of LFGPII are Messrs. Wollack, Donaldson, Subas and Robert S. Condon. The general partner of LFP is LFGPII.

                  (b)      Security ownership of management.

                                           Number of Units and
                                           Nature of Beneficial
                      Name of              Ownership as of              Percent
                      Beneficial           Close of Business on           of
Title of Class        Owner                March 28, 1996                Class
--------------------------------------------------------------------------------
Limited               John F. Rothman             21 Units*               .471
Partnership           Ronald A. Young             33 Units*               .741
Units

-----------------
(*) Owned directly.

                  In addition, each General Partner owns a .5% interest in the equity, profits and losses of the Registrant by virtue of his $22,500 capital contribution to the Registrant upon its formation.

Item 12.  Certain Relationships and Related Transactions.

                  As described in Item 9, all of the outstanding stock of Westland is owned by Mr. Young, and Mr. Rothman is a consultant to Westland. Messrs. Young and Rothman have agreed that a portion of Westland's net income (based upon a predetermined formula) will be paid to Mr. Rothman for his consulting services.

                  Pursuant to the New Management Contract, Westland is entitled to receive from the Registrant for Westland's services in managing the Hotel:
(a) a minimum management fee equal to 4% of room revenues and food and beverage sales ("Hotel Revenues"), payable monthly and adjusted at year-end, and (b) an incentive management fee, calculated and paid annually, equal to the lesser of
(1) 12% of profits before debt service and depreciation, as defined, and (2) the excess of the Registrant's cash flow over an amount equal to 12% of the Partners' then-invested capital, as defined. Proceeds of any sale or refinancing of the Hotel are not considered in computing the incentive management fee.

                  During 1995, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 1995 and 1994, $468,483 and $618,472, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

                  During 1995, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 1995 and 1994 totaled $26,592 for each year.

                  In the event the Registrant purchases one or more additional hotels, Westland will be entitled to an initial management fee in the amount of $20,000 per hotel for services to be rendered in connection with taking over and reorganizing such hotel. In addition, Westland will be entitled to receive 5% of the direct costs of (a) any capital improvement or refurbishment program costing in excess of $75,000 implemented in connection with the acquisition of any additional hotel, and (b) the construction of any additional rooms real property improvements, including the construction of additional rooms at such hotel.

                  See also Item 10 for a description of the compensation that may be payable to the General Partners under the circumstances described therein.

                                    PART IV

Item 13.  Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits:

Exhibit
Number                                       Description
-------                                      -----------

3.1 Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978 and filed April 19, 1978 (incorporated by reference to Exhibit 1 to the Registrant's Registration of the Units on Form 10).*

3.2 Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.1 Unsecured Demand Promissory Note dated March 21, 1994, in the principal amount of $250,000 executed by Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) in favor of the Maxine Fulton Retirement Trust dtd 4/21/82 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1993).

10.2 Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.3 Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.4 Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation (incorporated by reference to Exhibit
                           10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.5 Multiple Disbursement Note dated as of September 29, 1995 by and between Casa Munras Hotel Partners, L.P. (formerly known as Western Host Monterey Partners) and City National Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                           1995).

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

* Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

                                   SIGNATURES

                  In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

By: /s/  John F. Rothman                             Date:  March 28, 1996
    ----------------------------
         John F. Rothman
         General Partner



                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/  John F. Rothman                             Date:  March 28, 1996
    ----------------------------
         John F. Rothman
         General Partner

By: /s/  Ronald A. Young                             Date:  March 28, 1996
    ----------------------------
         Ronald A. Young
         General Partner

INDEPENDENT AUDITORS' REPORT

To the Partners
  Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners, a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

March 13, 1996

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                              1995              1994
-------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                 $   213,250       $   287,907
     Accounts receivable                                                      104,739            89,448
     Food and beverage inventories                                             18,215            16,340
     Prepaid expenses                                                          21,351            46,123
                                                                          -----------       -----------
            Total current assets                                              357,555           439,818
                                                                          -----------       -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                              4,562,255         4,405,061
     Hotel furnishings and equipment                                        1,172,949         1,032,648
     Restaurant furnishings and equipment                                      23,293             6,721
     Less accumulated depreciation                                         (3,164,201)       (2,829,280)
                                                                          -----------       -----------
                                                                            2,594,296         2,615,150
     Land                                                                     700,000           700,000
                                                                          -----------       -----------
            Land, property and equipment - net                              3,294,296         3,315,150
                                                                          -----------       -----------

OTHER ASSETS:
     Liquor license                                                            40,000            40,000
     Loan commitment fee - net                                                                    5,833
                                                                          -----------       -----------
            Total other assets                                                 40,000            45,833
                                                                          -----------       -----------

            TOTAL                                                         $ 3,691,851       $ 3,800,801
                                                                          ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                  41,345            61,594
     Accounts payable - related parties                                        98,917            40,457
     Accrued incentive management fees - related parties                       15,613            41,342
     Accrued salaries and wages                                                51,998            40,523
     Accrued room and sales tax                                                24,707            27,256
     Distributions payable                                                     90,000            90,000
     Short-term borrowing                                                       4,500
     Note payable to affiliate                                                300,076           271,632
                                                                          -----------       -----------
            Total current liabilities                                         627,156           572,804
                                                                          -----------       -----------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     General Partners (45 units issued and outstanding)                        30,648            32,280
     Limited Partners (4,455 units issued and outstanding)                  3,034,047         3,195,717
                                                                          -----------       -----------
            Total partners' equity                                          3,064,695         3,227,997
                                                                          -----------       -----------

            TOTAL                                                         $ 3,691,851       $ 3,800,801
                                                                          ===========       ===========

                See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                                      1995            1994           1993
--------------------------------------------------------------------------------------------------------------
REVENUES:
     Room                                                           $ 2,521,615    $  2,404,792   $  2,671,291
     Food and beverage                                                  619,524         613,758        667,742
     Lease                                                               84,022          83,387         83,507
     Telephone                                                           56,770          42,269         41,121
     Other                                                               23,569          13,096         15,086
                                                                    -----------    ------------   ------------

            Total                                                     3,305,500       3,157,302      3,478,747
                                                                    -----------    ------------   ------------

OPERATING EXPENSES:
     Rooms                                                              744,945         752,364        796,318
     Food and beverage                                                  531,258         537,692        562,730
     Administrative and general                                         349,517         272,774        260,943
     Depreciation and amortization                                      345,254         317,837        272,870
     Marketing                                                          238,810         214,811        201,189
     Management fees                                                    225,452         215,899        254,367
     Repairs and maintenance                                            190,234         178,000        187,709
     Energy cost                                                        170,478         170,437        160,561
     Property taxes                                                      63,235          61,234         59,123
     Partnership administration and professional fees                    58,496          55,389         47,038
     Insurance                                                           48,506          53,231         68,178
     Interest                                                            28,542          21,632              0
     Telephone                                                           24,075          16,016         30,265
                                                                    -----------    ------------   ------------
         Total (includes reimbursed costs and payments for
            services to related parties of $426,680,
            $491,948 and $563,157 during 1995, 1994
            and 1993, respectively)                                   3,018,802       2,867,316      2,901,291
                                                                    -----------    ------------   ------------

NET INCOME                                                          $   286,698    $    289,986   $    577,456
                                                                    ===========    ============   ============

ALLOCATION OF NET INCOME:
     General Partners                                                     2,867           2,900          5,775
     Limited Partners ($63.71 per Unit in 1995, $64.44
         per Unit in 1994 and $128.32 per Unit in 1993,
         based upon 4,455 Limited Partnership Units)                    283,831         287,086        571,681
                                                                    -----------    ------------   ------------

            Total                                                   $   286,698    $    289,986   $    577,456
                                                                    ===========    ============   ============

CASH DISTRIBUTION PER LIMITED PARTNERSHIP
     UNIT (based upon 4,455 Units outstanding):
         Ordinary income                                            $     63.71           64.44         128.32
         Undistributed ordinary income                                                                   (8.32)
         Return of capital                                                36.29           25.56
                                                                    -----------    ------------   ------------

                                                                    $    100.00    $      90.00   $     120.00
                                                                    ===========    ============   ============

                See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                          GENERAL       LIMITED
                                         PARTNERS'     PARTNERS'
                                          EQUITY        EQUITY           TOTAL
--------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993                  $33,056     $3,272,499     $3,305,555

NET INCOME                                  5,775        571,681        577,456

DISTRIBUTIONS TO PARTNERS                  (5,400)      (534,600)      (540,000)
                                          -------     ----------     ----------

BALANCE, DECEMBER 31, 1993                 33,431      3,309,580      3,343,011

NET INCOME                                  2,900        287,086        289,986

DISTRIBUTIONS TO PARTNERS                  (4,050)      (400,950)      (405,000)
                                          -------     ----------     ----------

BALANCE, DECEMBER 31, 1994                 32,281      3,195,716      3,227,997

NET INCOME                                  2,867        283,831        286,698

DISTRIBUTIONS TO PARTNERS                  (4,500)      (445,500)      (450,000)
                                          -------     ----------     ----------

BALANCE, DECEMBER 31, 1995                $30,648     $3,034,047     $3,064,695
                                          =======     ==========     ==========



                See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

--------------------------------------------------------------------------------

                                                       1995        1994        1993
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                         $ 286,698   $ 289,986   $ 577,456
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                    345,254     317,837     272,870
      Change in assets and liabilities:
         Accounts receivable                           (15,291)    (13,623)    (15,402)
         Food and beverage inventories                  (1,875)      2,802      (1,647)
         Prepaid expenses                               24,772     (23,900)     15,687
         Accounts payable and accrued expenses         (11,323)     41,961     (49,076)
         Accounts payable and accrued expenses -
           related parties                              32,731     (65,010)    (76,813)
                                                     ---------   ---------   ---------
         Net cash provided by operating activities     660,966     550,053     723,075
                                                     ---------   ---------   ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment               (314,067)   (505,021)   (441,440)
                                                     ---------   ---------   ---------

FINANCING ACTIVITIES:
  Borrowings from affiliate                             28,444     271,632
  Short-term borrowing                                   4,500
  Loan commitment fees                                  (4,500)    (10,000)
  Distributions to Partners                           (450,000)   (405,000)   (540,000)
                                                     ---------   ---------   ---------

         Cash used for financing activities           (421,556)   (143,368)   (540,000)
                                                     ---------   ---------   ---------

NET DECREASE IN CASH                                   (74,657)    (98,336)   (258,365)

CASH AT BEGINNING OF YEAR                              287,907     386,243     644,608
                                                     ---------   ---------   ---------

CASH AT END OF YEAR                                  $ 213,250   $ 287,907   $ 386,243
                                                     =========   =========   =========









                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General Information:

    General - Western Host Monterey Partners was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel ("the Casa Munras") located in Monterey, California. The Casa Munras has 150 guest rooms, a restaurant, bar and banquet facilities, and several retail stores. Effective in August 1994, Western Host Monterey Partners changed its name to Casa Munras Hotel Partners, L.P. ("the Partnership").

    The General Partners of the Partnership, Ronald A. Young and John F. Rothman, each purchased a one-half percent interest in the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partners are entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership.

    Allocations - Net profits, losses and cash flows from operations are to be allocated among the Partners in proportion to their respective Partnership interests. The net profits from the sale of all or substantially all of the assets of the Casa Munras, or any future properties to be acquired by the Partnership, and the cash flow resulting therefrom, are to be allocated in accordance with the predetermined formula outlined in the Partnership Agreement.

    Summary of Significant Accounting Policies:

    Inventories - Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

    Fair Value of Financial Instruments and Concentrations of Credit Risk - The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    Cash, accounts receivable, food and beverage inventories, prepaid expenses, other assets, accounts payable, accrued expenses and distributions payable are carried at cost which reasonably approximate their fair value.

    The carrying value of short-term debt and the note payable to affiliate approximate fair value at December 31, 1995, as the related interest rates are either variable or in line with market rates.

    Property and Depreciation - Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from 5 to 7 years.

    Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 1995, the Partnership's net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

    Revenues - Revenues are recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel's services. Ongoing credit evaluations are preformed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotel's results of operations.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets that an entity expects to hold and use should be based on the fair value of the asset. The Partnership has not adopted SFAS No. 121 for the current year, but will adopt SFAS No. 121 during the year ending December 31, 1996. Based on an evaluation of existing long-lived assets, the Partnership does not anticipate a material effect on the Partnership's financial statements in the year of adoption.

2.  NOTE PAYABLE TO AFFILIATE

    On March 21, 1994, an affiliate of one of the General Partners advanced $250,000 and issued an unsecured 10% demand note to the Partnership. Under the terms of the demand note, accrued monthly interest is added to the then outstanding principal balance upon which cumulative interest is accrued for the subsequent month. For the years ended December 31, 1995 and 1994, $28,444 and $21,632, respectively, of accrued and unpaid interest has been added to principal.

3.  SHORT-TERM BORROWING

    As of December 31, 1995, the Partnership has available a $900,000 Multiple Disbursement Note from a bank which expires in October 1996. Borrowings under the Multiple Disbursement Note are intended to be used to fund property and equipment acquisitions, to pay off the advance from the affiliate of the General Partner and for working capital purposes, if required. Future borrowings, if any, will bear interest at the bank's prime rate plus 1.5%. As of December 31, 1995, $4,500 was outstanding under the Multiple Disbursement Note.

4.  LEASE REVENUE

    The retail stores are leased to other business establishments. These leases range from one to two years and provide annual rents of approximately $84,000.

5.  MANAGEMENT AND RELATED PARTIES

    The Partnership had a 25-year management contract (the "Contract") with Western Host, Inc. ("Western Host") to manage the operations of the Casa Munras and any additional projects.

    All of the outstanding stock of Western Host is owned by Starwood Lodging Corporation ("Starwood"), formerly Hotel Investors Corporation ("HIC"). One of the General Partners of the Partnership was the president and a director of HIC, and is currently a stockholder of Starwood. The other General Partner was formerly a stockholder of HIC.

    Effective January 1, 1993, Western Host subcontracted with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional projects. The subcontract between Western Host and Westland was for a period of one (1) month and was automatically renewed monthly unless terminated with thirty (30) days written notice. In May 1994, the Partnership entered into a contract that terminated the Contract for the Hotel with Western Host effective as of April 15, 1994 and

    Western Host released all claims arising out of such termination. Upon termination of the Contract, a new contract was entered into by the Partnership with Westland, under substantially the same terms and conditions as the Contract but with an expiration date in April, 2014.

    Under both contracts, the management company is paid a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners' then invested capital, as defined. Minimum management fees for 1995, 1994 and 1993 were $129,839, $124,557 and $134,045, respectively.
    Incentive management fees for 1995, 1994 and 1993 were $95,613, $91,342 and $120,322, respectively.

    Ronald A. Young, a General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other General Partner, is a consultant to Westland.

    The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and workmen's compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 1995, 1994 and 1993 were $495,075, $645,064 and $625,588, respectively.

    Accounts payable and accrued expenses as of December 31, 1995, 1994 and 1993 include $114,530, $81,799 and $151,802, respectively, in amounts due Westland.

    The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon experience. In 1995, 1994 an 1993, such reserves were not required, as the Partnership's expenditures for replacements exceeded the reserve called for in the contract.

6.  DISTRIBUTION TO PARTNERS

    The following table summarized the distributions accrued and paid to Partners for 1995, 1994 and 1993:


                                                         Per Unit           Total
                                                         --------           -----
 Distributions during 1993:
    Distributions accrued in 1992, paid in 1993         $    8.00       $  36,000
                                                        ---------       ---------

    Distributions accrued and paid in 1993:
        April 30, 1993                                      20.00          90,000
        July 31, 1993                                       30.00         135,000
        November 2, 1993                                    60.00         270,000
                                                        ---------       ---------

 Total accrued and paid in 1993                            110.00         495,000
                                                        ---------       ---------

 Total paid in 1993                                     $  118.00       $ 531,000
                                                        =========       =========

 Total accrued and paid in 1993                         $  110.00       $ 495,000
 Distributions accrued in 1993, paid in 1994                10.00          45,000
                                                        ---------       ---------

 Total distributions for 1993                           $  120.00       $ 540,000
                                                        =========       =========

 Distributions during 1994:
    Distributions accrued in 1993, paid in 1994         $   10.00       $  45,000
                                                        ---------       ---------
    Distributions accrued and paid in 1994:
        July 31, 1994                                       30.00         135,000
        October 31, 1994                                    40.00         180,000
                                                        ---------       ---------

 Total accrued and paid in 1994                             70.00         315,000
                                                        ---------       ---------

 Total paid in 1994                                     $   80.00       $ 360,000
                                                        =========       =========

 Total accrued and paid in 1994                         $   70.00       $ 315,000
 Distributions accrued in 1994, paid in 1995                20.00          90,000
                                                        ---------       ---------

 Total distributions for 1994                           $   90.00       $ 405,000
                                                        =========       =========

 Distributions during 1995:
    Distributions accrued in 1994, paid in 1995         $   20.00       $  90,000
                                                        ---------       ---------
    Distributions accrued and paid in 1995:
        July 31, 1995                                       30.00         135,000
        October 31, 1995                                    50.00         225,000
                                                        ---------       ---------

 Total paid in 1995                                     $  100.00       $ 450,000
                                                        =========       =========

 Total accrued and paid in 1995                             80.00         360,000
 Distributions accrued in 1995, paid in 1996                20.00          90,000
                                                        ---------       ---------

 Total distributions for 1995                           $  100.00       $ 450,000
                                                        =========       =========
