Form 10QSB
period 1996-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1996-05-15
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act For the
         transition period from          to
                                --------    --------

                          Commission file number 0-8901


                        CASA MUNRAS HOTEL PARTNERS, L.P.
        (Exact name of small business issuer as specified in its charter)

         California                                              95-3235634
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

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (Formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and should be read in connection therewith. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

- ----------------------------------------------------------------------------------------------------
                                                                          March 31,     December 31,
                                                                             1996           1995
- ----------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                               $   266,436      $   213,250
     Accounts receivable                                                    129,280          104,739
     Food and beverage inventories                                           18,664           18,215
     Prepaid expenses                                                        20,446           21,351
                                                                        -----------      -----------
            Total current assets                                            434,826          357,555
                                                                        -----------      -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                            4,562,255        4,562,255
     Hotel furnishings and equipment                                      1,193,086        1,172,949
     Restaurant furnishings and equipment                                    26,184           23,293
     Construction in progress                                               255,732
     Less accumulated depreciation                                       (3,251,201)      (3,164,201)
                                                                        -----------      -----------
                                                                          2,786,056        2,594,296
     Land                                                                   700,000          700,000
                                                                        -----------      -----------
            Land, property and equipment - net                            3,486,056        3,294,296
                                                                        -----------      -----------

LIQUOR LICENSE                                                               40,000           40,000
                                                                        -----------      -----------

            TOTAL                                                       $ 3,960,882      $ 3,691,851
                                                                        ===========      ===========

                                   LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                                           $    66,978      $    41,345
     Accounts payable - related parties                                      63,008           98,917
     Accrued incentive management fees - related parties                     10,094           15,613
     Accrued salaries and wages                                              55,667           51,998
     Accrued room tax and other                                              40,716           24,707
     Distributions payable                                                   45,000           90,000
     Short-term borrowing                                                   394,500            4,500
     Note payable - affiliate                                               307,640          300,076
                                                                        -----------      -----------
            Total liabilities                                               983,603          627,156
                                                                        -----------      -----------

PARTNERS' EQUITY:
     General Partners (45 units issued and outstanding)                      29,774           30,648
     Limited Partners (4,455 units issued and outstanding)                2,947,505        3,034,047
                                                                        -----------      -----------
            Total Partners' equity                                        2,977,279        3,064,695
                                                                        -----------      -----------

            TOTAL                                                       $ 3,960,882      $ 3,691,851
                                                                        ===========      ===========

- --------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

- ---------------------------------------------------------------------------------------------------------

                                                                                     1996          1995
- ---------------------------------------------------------------------------------------------------------
REVENUES:
     Room                                                                          $499,073      $377,769
     Food and beverage                                                              150,908       108,998
     Lease                                                                           21,397        23,152
     Telephone                                                                        6,128        12,395
     Other                                                                            4,758         2,075
                                                                                   --------      --------

            Total                                                                   682,264       524,389
                                                                                   --------      --------

OPERATING EXPENSES:
     Rooms                                                                          178,399       142,087
     Food and beverage                                                              134,413       109,668
     Depreciation and amortization                                                   87,000        83,500
     Marketing                                                                       61,829        47,203
     Administrative and general                                                      60,166        64,065
     Repairs and maintenance                                                         50,896        41,384
     Energy cost                                                                     43,106        44,528
     Management fee                                                                  36,834        22,622
     Partnership administration and professional fees                                29,911        10,066
     Interest                                                                        13,230         6,848
     Property taxes                                                                  12,451        16,295
     Insurance                                                                       11,433        12,190
     Telephone                                                                        5,012         4,932
                                                                                   --------      --------
         Total (included reimbursed costs and payments for services to related parties of $250,897 and $107,334 for the three months ended March
            31, 1996 and 1995 respectively)                                         724,680       605,388
                                                                                   --------      --------

NET LOSS                                                                           $(42,416)     $(80,999)
                                                                                   ========      ========

- --------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

- --------------------------------------------------------------------------------------------

                                                                        1996          1995
- --------------------------------------------------------------------------------------------


ALLOCATION OF NET LOSS:
     General Partners                                                 $   (424)     $   (810)
     Limited Partners (4,455 Limited
         Partnership units outstanding)                                (41,992)      (80,189)
                                                                      --------      --------

            Total                                                     $(42,416)     $(80,999)
                                                                      ========      ========

DISTRIBUTION TO PARTNERS                                              $ 45,000             -
                                                                      ========      ========


PER  UNIT INFORMATION (based upon
  4,500 total Units outstanding):
         Net loss                                                     $  (9.43)     $ (18.00)
                                                                      ========      ========

         Distributions                                                $  10.00             -
                                                                      ========      ========

- --------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

- -------------------------------------------------------------------------------------------

                                                                      1996           1995
- -------------------------------------------------------------------------------------------

OPERATING ACITVITIES:
     Net loss                                                       $ (42,416)     $(80,999)
     Adjustments to reconcile net cash provided by
     operating activities:
         Depreciation and amortization                                 87,000        83,500
         Change in assets and liabilities:
            Accounts receivable                                       (24,541)       47,870
            Food and beverage inventories                                (449)         (558)
            Prepaid expenses                                              905         7,269
            Accounts payable and accrued expenses                       3,883       (43,616)
                                                                    ---------      --------

            Net cash provided by operating activities                  24,382        13,466
                                                                    ---------      --------

INVESTING ACTIVITIES -
     Acquisition of property and equipment                           (278,760)       (4,219)
                                                                    ---------      --------

FINANCING ACTIVITIES:
     Borrowings from affiliates                                         7,564         6,848
     Short-term borrowings                                            390,000
     Distributions paid to Partners                                   (90,000)      (90,000)
                                                                    ---------      --------

            Net cash provided by (used in) financing activities       307,564       (83,152)
                                                                    ---------      --------

NET INCREASE (DECREASE) IN CASH                                        53,186       (73,905)

CASH AT BEGINNING OF PERIOD                                           213,250       287,907
                                                                    ---------      --------

CASH AT END OF PERIOD                                               $ 266,436      $214,002
                                                                    =========      ========

- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three Months Ended March 31, 1996 and 1995

                  For the three months ended March 31, 1996 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 55% versus 41% and average room rates were $66.16 versus $67.79, resulting in an increase in room revenue of approximately $121,000 or 32%. Food and beverage revenues increased $41,910, or 38%, to $150,908. The increase in occupancy and food and beverage revenue is principally attributed to increased tourist travel in the Monterey Peninsula area.

                  Operating expenses as a percentage of revenues decreased to 106% from 115%. The principal reason for the decrease in operating expenses as a percentage of revenue is that as revenues increase, operating expenses, particularly room and food and beverage expenses, increase at a proportionately lower rate. Partnership administration and professional fees increased $19,845 to $29,911 in the first quarter of 1996 due to the payment of most year end audit and tax preparation fees, while during the previous year, a higher percentage of these fees were paid in the second quarter of 1995.

Liquidity and Capital Resources

                  The Registrant's primary source of cash is from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

                  During the three months ended March 31, 1996, the Registrant generated $24,382 in net cash flow from operating activities. In January 1996, the Registrant distributed $90,000 to Partners in respect of earnings for the quarter ended December 31, 1995.

                  Acquisition of property and equipment during the three months ended March 31, 1996 totaled $278,760. It is estimated that approximately $300,000 more will be expended in 1996 to continue the renovation of the hotel. Such renovations of property and equipment were funded with $390,000 borrowings under the Multiple Disbursement Note, described in the Form 10-KSB, Item 1, under the heading "Borrowings". The balance of such borrowings were used to fund the payment of the fourth quarter 1995 distributions totaling $90,000 and for working capital purposes.

                  The General Partners intend, to the extent cash is available, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

                           PART II - OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits:

                           27       Financial Data Schedule

                  (b)    Reports on Form 8-K:

                           None.

                                    SIGNATURE


Pursuant to he requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By       JOHN F. ROTHMAN
                                          --------------------------------------
                                                John F. Rothman
                                                General Partner

Dated:   May 15, 1996

                                  EXHIBIT INDEX

                                                             Sequentially
Exhibit                                                        Numbered
Number         Description                                       Page
- ------         -----------                                   ------------


  27           Financial Data Schedule