Form 10QSB
period 1996-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1996-08-14
CIK 311158

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ________


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

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and should be read in connection therewith. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

- ------------------------------------------------------------------------------------------------
                                                                    June 30,        December 31,
                                                                      1996              1995
- ------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                        $   338,681        $   213,250
     Accounts receivable                                             292,384            104,739
     Food and beverage inventories                                    19,579             18,215
     Prepaid expenses                                                 36,433             21,351
                                                                 -----------        -----------
            Total current assets                                     687,077            357,555
                                                                 -----------        -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                     4,562,255          4,562,255
     Hotel furnishings and equipment                               1,195,122          1,172,949
     Restaurant furnishings and equipment                             27,107             23,293
     Construction in progress                                        322,265
     Less accumulated depreciation                                (3,338,201)        (3,164,201)
                                                                 -----------        -----------
                                                                   2,768,548          2,594,296
     Land                                                            700,000            700,000
                                                                 -----------        -----------
            Land, property and equipment - net                     3,468,548          3,294,296
                                                                 -----------        -----------

LIQUOR LICENSE                                                        40,000             40,000
                                                                 -----------        -----------

            TOTAL                                                $ 4,195,625        $ 3,691,851
                                                                 ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                                    $    63,018        $    41,345
     Accounts payable - related parties                               69,165             98,917
     Accrued incentive management fees - related parties              53,708             15,613
     Accrued salaries and wages                                       61,171             51,998
     Accrued room tax and other                                       69,307             24,707
     Distributions payable                                            90,000             90,000
     Short-term borrowing                                            394,500              4,500
     Note payable - affiliate                                        315,396            300,076
                                                                 -----------        -----------
            Total liabilities                                      1,116,265            627,156
                                                                 -----------        -----------

PARTNERS' EQUITY
     General Partners (45 units issued and outstanding)               30,794             30,648
     Limited Partners (4,455 units issued and outstanding)         3,048,566          3,034,047
                                                                 -----------        -----------
            Total Partners' equity                                 3,079,360          3,064,695
                                                                 -----------        -----------

            TOTAL                                                $ 4,195,625        $ 3,691,851
                                                                 ===========        ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

- ------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                Six Months Ended
                                                         June 30,                          June 30,
                                                  1996             1995             1996             1995
- ------------------------------------------------------------------------------------------------------------
REVENUES:
     Room                                      $  837,485       $  620,185       $1,336,558       $  997,954
     Food and beverage                            192,122          170,309          343,030          279,307
     Lease                                         23,634           19,776           45,031           42,928
     Telephone                                     15,869           15,276           21,997           27,671
     Other                                          4,667            3,307            9,425            5,382
                                               ----------       ----------       ----------       ----------

            Total                               1,073,777          828,853        1,756,041        1,353,242
                                               ----------       ----------       ----------       ----------

OPERATING EXPENSES:
     Rooms                                        219,912          186,798          398,311          328,885
     Food and beverage                            162,344          134,635          296,757          244,303
     Depreciation                                  87,000           83,500          174,000          167,000
     Administrative and general                    87,327           68,954          147,493          133,019
     Marketing                                     72,407           57,428          134,236          104,631
     Repairs and maintenance                       64,742           49,858          115,638           91,242
     Energy cost                                   37,446           42,455           80,552           86,983
     Management fee                                86,181           59,125          123,015           81,747
     Partnership administration
        and professional fees                      13,899           24,799           43,810           34,865
     Property taxes                                16,311           13,721           28,762           30,016
     Insurance                                     11,433           12,189           22,866           24,379
     Interest                                      17,478            7,020           30,708           13,868
     Telephone                                      5,216            5,517           10,228           10,449
                                               ----------       ----------       ----------       ----------
         Total (including reimbursed
            costs and payments for
            services to related parties
            of $250,897 and $122,362
            and $419,380 and $229,696
            for the three and six months
            ended June 30, 1996 and
            1995 respectively)                    881,696          745,999        1,606,376        1,351,387
                                               ----------       ----------       ----------       ----------

NET INCOME                                     $  192,081       $   82,854       $  149,665       $    1,855
                                               ==========       ==========       ==========       ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

- ---------------------------------------------------------------------------------------------------
                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                                1996           1995           1996           1995
- ---------------------------------------------------------------------------------------------------
ALLOCATION OF NET INCOME:
     General Partners                         $  1,921       $    829       $  1,497       $     19
     Limited Partners (4,455 Limited
         Partnership units outstanding)        190,160         82,025        148,168          1,836
                                              --------       --------       --------       --------

            Total                             $192,081       $ 82,854       $149,665       $  1,855
                                              ========       ========       ========       ========

DISTRIBUTION TO PARTNERS                      $ 90,000       $135,000       $135,000       $135,000
                                              ========       ========       ========       ========


PER UNIT INFORMATION
     (based upon 4,500 total
     Units outstanding):
         Net income (loss)                    $  42.68       $  18.41       $  33.26       $   0.41
                                              ========       ========       ========       ========

         Distribution                         $  20.00       $  30.00       $  30.00       $  30.00
                                              ========       ========       ========       ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

- ------------------------------------------------------------------------------------------

                                                                      1996          1995
- ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                    $ 149,665     $   1,855
     Adjustments to reconcile net cash provided
     by operating activities:
         Depreciation and amortization                               174,000       167,000
         Change in assets and liabilities:
            Accounts receivable                                     (187,645)      (27,101)
            Food and beverage inventories                             (1,364)         (822)
            Prepaid expenses                                         (15,082)       16,864
            Account payable and accrued expenses                     173,789         2,242
                                                                   ---------     ---------

            Net cash provided by operating activities                293,363       160,038
                                                                   ---------     ---------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                          (348,252)      (18,481)
                                                                   ---------     ---------

FINANCING ACTIVITIES:
     Note payable - affiliate                                         15,320        13,868
     Short-term borrowings                                           390,000
     Distributions paid to Partners                                 (225,000)      (90,000)
                                                                   ---------     ---------

            Net cash provided by (used in) financing activities      180,320       (76,132)
                                                                   ---------     ---------

NET INCREASE  IN CASH                                                125,431        65,425

CASH AT BEGINNING OF PERIOD                                          213,250       287,907
                                                                   ---------     ---------

CASH AT END OF PERIOD                                              $ 338,681     $ 353,332
                                                                   =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three and Six Months Ended June 30, 1996 and 1995

         For the three and six months ended June 30, 1996 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 76% and 66% versus 64% and 52% and average room rates were $79.29 and $73.82 versus $68.33 and $69.51, resulting in increases in room revenue for the three and six months ended June 30, 1996 of $237,300 and $358,604, respectively, as compared to the comparable periods in 1995. Food and beverage revenues increased approximately $22,000 and $64,000, or 13% and 23%, for the three and six months ended June 30, 1996 as compared to the comparable periods in 1995. The increase in occupancy, average room rates and food and beverage revenue is principally attributed to increased tourist travel in the Monterey Peninsula area.

         Operating expenses as a percentage of revenues decreased to 82% from 90% and 91% from 100% for the three and six months ended June 30, 1996 as compared to the comparable periods in 1995. The principal reason for the decrease in operating expenses as a percentage of revenue is that as revenues increase, operating expenses, particularly room and food and beverage expenses, increase at a proportionately lower rate, because a substantial proportion of such expenses are fixed.

         Net income increased to $192,081 and $149,665 for the three months and six months ended June 30, 1996, as compared to $82,854 and $1,855 for the comparable periods in 1995, reflecting the revenue increases and reductions in operating expenses as a percentage of revenues described above.

Liquidity and Capital Resources

         The Registrant's primary source of cash is from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

         During the six months ended June 30, 1996, the Registrant generated $203,363 in net cash flow from operating activities. For the first six months of calendar 1996, the Registrant distributed $135,000 to Partners in respect of earnings for the quarters ended December 31, 1995 and March 31, 1996. In June 1996, the General Partners declared a distribution to Partners totaling $90,000, which amount was paid in July 1996.

         Acquisition of property and equipment during the six months ended June 30, 1996 totaled $348,252. It is estimated that approximately $150,000 more will be expended in 1996 to continue the renovation of the hotel. Such renovations of property and equipment were, and will continue to be, funded from borrowings under the Multiple Disbursement Note, described in the Form 10-KSB, Item 1, under the heading "Borrowings". The balance of such borrowings were used to fund the payment of the distributions to partners.

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


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By   /s/ JOHN F. ROTHMAN
                                            -------------------
                                                John F. Rothman
                                                General Partner

Dated:   August 14, 1996

                                  EXHIBIT INDEX



                                                                    Sequentially
Exhibit                                                               Numbered
Number         Description                                              Page
- ------         -----------                                              ----

  27           Financial Data Schedule