Form 10QSB
period 1996-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1996-11-12
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from ________ to ________


                          Commission file number 0-8901


                        CASA MUNRAS HOTEL PARTNERS, L.P.
        (Exact name of small business issuer as specified in its charter)

         California                              95-3235634
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

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

Transitional Small Business Disclosure Format:   Yes               No   X

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                  The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                             September 30,     December 31,
                                                                 1996              1995
                                                                 ----              ----
                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $800,354          $213,250
  Accounts receivable                                           177,577           104,739
  Food and beverage inventories                                  19,546            18,215
  Prepaid expenses                                               34,958            21,351
                                                             ----------         ---------
      Total current assets                                    1,032,435           357,555
                                                             ----------         ---------

LAND, PROPERTY AND EQUIPMENT - at cost:
  Building and improvements                                   4,562,255         4,562,255
  Hotel furnishings and equipment                             1,230,169         1,172,949
  Restaurant furnishings and equipment                           32,006            23,293
  Construction in progress                                      365,232
  Less accumulated depreciation                              (3,425,201)       (3,164,201)
                                                             ----------         ---------
                                                              2,764,461         2,594,296
  Land                                                          700,000           700,000
                                                             ----------         ---------
      Land, property and equipment - net                      3,464,461         3,294,296
                                                             ----------         ---------

LIQUOR LICENSE                                                   40,000            40,000
                                                             ----------         ---------
      TOTAL                                                  $4,536,896        $3,691,851
                                                             ==========        ==========
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                      $60,177           $41,345
  Accounts payable - related parties                             25,392            98,917
  Accrued incentive management fees - related parties           124,073            15,613
  Accrued salaries and wages                                     57,953            51,998
  Accrued room tax and other                                     59,925            24,707
  Distributions payable                                         315,000            90,000
  Short-term borrowing                                          394,500             4,500
  Note payable - affiliate                                      323,346           300,076
                                                             ----------         ---------
      Total liabilities                                       1,360,366           627,156
                                                             ----------         ---------

PARTNERS' EQUITY:
  General Partners (45 units issued and outstanding)             31,765            30,648
  Limited Partners (4,455 units issued and outstanding)       3,144,765         3,034,047
                                                             ----------         ---------
      Total Partners' equity                                  3,176,530         3,064,695
                                                             ----------         ---------

      TOTAL                                                  $4,536,896        $3,691,851
                                                             ==========        ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                            1996           1995           1996          1995
                                            ----           ----           ----          ----
REVENUES:
  Room                                   $1,111,146    $1,009,249     $2,447,704    $2,007,203
  Food and beverage                         206,280       196,286        549,310       475,593
  Lease                                      21,554        21,941         66,585        64,869
  Telephone                                  20,702        18,172         42,699        45,843
  Other                                      10,667         6,678         20,092        12,060
                                         ----------    ----------     ----------    ----------
    Total                                 1,370,349     1,252,326      3,126,390     2,605,568
                                         ----------    ----------     ----------    ----------

OPERATING EXPENSES:
  Rooms                                     247,541       229,700        645,852       558,585
  Food and beverage                         175,939       152,051        472,696       396,354
  Depreciation and amortization              87,000        81,833        261,000       248,833
  Administrative and general                 96,294        90,214        243,787       223,233
  Marketing                                  68,158        63,992        202,394       168,623
  Repairs and maintenance                    64,908        51,825        180,546       143,067
  Energy cost                                39,538        40,852        120,090       127,835
  Management fee                            124,185       113,469        247,200       195,216
  Partnership administration
    and professional fees                     2,033         4,292         45,843        39,157
  Property taxes                             17,437        18,945         46,199        48,961
  Insurance                                  11,560        12,190         34,426        36,569
  Interest                                   17,780         7,197         48,488        21,065
  Telephone                                   5,806         7,928         16,034        18,377
                                         ----------    ----------     ----------    ----------
    Total (including reimbursed
      costs and payments for
      services to related parties
      of $156,525 and $138,770
      and $575,905 and $368,467
      for the three and nine months
      ended September 30, 1996
      and 1995, respectively)               958,179       874,488      2,564,555     2,225,875
                                         ----------    ----------     ----------    ----------

NET INCOME                                 $412,170      $377,838       $561,835      $379,693
                                         ==========    ==========     ==========    ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1996       1995        1996       1995
                                             ----       ----        ----       ----
ALLOCATION OF NET INCOME:
  General Partners                          $4,122     $3,778      $5,618     $3,797
  Limited Partners (4,455 Limited
    Partnership units outstanding)         408,048    374,060     556,217    375,896
                                          --------   --------    --------   --------
      Total                               $412,170   $377,838    $561,835   $379,693
                                          ========   ========    ========   ========

DISTRIBUTION TO PARTNERS                  $315,000   $225,000    $450,000   $360,000
                                          ========   ========    ========   ========

PER UNIT INFORMATION
    (based upon 4,500 total
    Units outstanding):
    Net Income                              $91.59     $83.96     $124.85     $84.38
                                          ========   ========    ========   ========
    Distribution                            $70.00     $50.00     $100.00     $80.00
                                          ========   ========    ========   ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                          1996         1995
                                                                          ----         ----
OPERATING ACTIVITIES:
  Net income                                                           $561,835      $379,693
  Adjustments to reconcile net cash provided
  by operating activities:
    Depreciation and amortization                                       261,000       248,833
    Change in assets and liabilities:
      Accounts receivable                                               (72,838)      (95,777)
      Food and beverage inventories                                      (1,331)       (2,714)
      Prepaid expenses                                                  (13,607)       10,333
      Account payable an accrued expenses                                94,940        92,712
                                                                       --------      --------
      Net cash provided by operating activities                         829,999       633,080
                                                                       --------      --------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                                (431,165)      (22,888)
                                                                       --------      --------
FINANCING ACTIVITIES:
  Note payable - affiliate                                               23,270        21,065
  Short-term borrowings                                                 390,000
  Distributions paid to Partners                                       (225,000)     (225,000)
                                                                       --------      --------
      Net cash provided by (used in) financing activities               188,270      (203,935)
                                                                       --------      --------
NET INCREASE IN CASH                                                    587,104       406,257

CASH AT BEGINNING OF PERIOD                                             213,250       287,907
                                                                       --------      --------
CASH AT END OF PERIOD                                                  $800,354      $694,164
                                                                       ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 1996 and 1995

         For the three and nine months ended September 30, 1996 as compared to the same periods of the prior year, occupancy rates at the Registrant's hotel were 82% and 71% versus 90% and 65% and average room rates were $97.04 and $82.82 versus $82.13 and $74.65, resulting in an increased room revenue for the three and nine months ended September 30, 1996 as compared to 1995, respectively. Food and beverage revenues increased $9,994 and $73,717, or 5% and 16%, for the three and nine months ended September 30, 1996 as compared to 1995, respectively. The increases in room revenue and food and beverage revenues are attributed to the recently completed capital improvement program.

         Operating expenses as a percentage of revenues totaled 70% for each of the three month periods ended September 30, 1996 and 1995 and 82% for the nine month period ended September 30, 1996 as compared to 85% for the same period in 1995. The principal reason for the year to date decrease in operating expenses as a percentage of revenue is that as revenues increase, operating expenses, particularly room and food and beverage expenses, increase at a proportionately lower rate, because a substantial portion of such expenses are fixed.

         Net income increased $34,332, or 9%, to $412,170 and $182,142, or 48%, to $561,835 for the three and nine months ended September 1996 as compared to 1995, respectively. The increase in net income was primarily a result of higher income generated by an increase in average room rates while the cost per room rented remained approximately the same.


Liquidity and Capital Resources

                  The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

                  During the nine months ended September 30, 1996, the Registrant generated $829,999 in net cash flow from operating activities. Short-term borrowings under the Registrant's Multiple Disbursement Note for the nine months ended September 30, 1996 totaled $390,000. For the first nine months of calendar 1996, the Registrant distributed $225,000 to Partners in respect of earnings for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. In September 1996, the General Partners declared a distribution to Partners totaling $315,000, which amount was paid in October 1996.

                  Acquisition of property and equipment during the nine months ended September 30, 1996 totaled $431,165. It is estimated that approximately $100,000 more will be expended in

1996 to continue the renovation of the hotel. Such renovations of property and equipment were, substantially, funded from borrowings under the Multiple Disbursement Note, described in the Form 10-KSB, Item 1, under the heading "Borrowings".

                  The General Partners intend, to the extent cash is available, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.


                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                           27       Financial Data Schedule

                  (b) Reports on Form 8-K:

                           None.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By      JOHN F. ROTHMAN
                                         --------------------------------------
                                                John F. Rothman
                                                General Partner


Dated:   November 13, 1996

                                  EXHIBIT INDEX


                                                                   Sequentially
Exhibit                                                              Numbered
Number                     Description                                 Page
   27                      Financial Data Schedule