Form 10KSB40
period 1996-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1997-03-31
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission file number: 0-8901

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                 (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   Limited Partnership Units
                                                                      (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $3,862,735

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer's limited partnership units and the securities have only limited transfer rights.

                                     PART I.

Items 1.  Description of Business.

                  Casa Munras Hotel Partners, L.P. (the "Registrant"), a California limited partnership was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the "Units") at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by its two general partners, John F. Rothman and Ronald A. Young (the "General Partners"). The owners of the Units are hereinafter referred to as the "Limited Partners," and the Limited Partners and the General Partners collectively are hereinafter referred to as the "Partners". The Registrant's principal executive offices are located at 5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364. Its telephone number is (818) 888-6500. Prior to August 30, 1994, the Registrant's name was "Western Host Monterey Partners".

                  The Registrant owns a hotel that contains restaurant, bar, and banquet facilities and several leased retail stores in Monterey, California, known as the Casa Munras Garden Hotel. For additional information about this property, see Item 2 of this Report. Unless the context indicates otherwise, references herein to the "Hotel" are to the entire hotel, restaurant, bar, banquet and retail complex. The Registrant acquired and began operating the Hotel on May 1, 1978.

                  The General Partners believe that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,862,735, $3,305,500 and $3,157,302 generated at the Hotel for the years ended December 31, 1996, 1995 and 1994, approximately 77%, 76% and 76% represented room sales, 18%, 19% and 19% food and beverage sales and 2%, 3% and 3% lease revenues, respectively. The balance represented telephone revenues, interest and other income, including income from retail operations.

                  The business of the Registrant is to hold the Hotel and any additional hotels, when and if acquired, for long-term investment. The principal objectives of the Registrant are to generate cash flow for periodic distributions to its Partners and to realize capital growth and appreciation in the underlying value of the Registrant's assets, the achievement of neither of which objectives can be assured.

                  Concurrently with its acquisition of the Hotel, the Registrant entered into a 25-year management contract (the "Original Management Contract") with Western Host, Inc. ("Western Host") for the management and operation of the hotel portion of the Hotel. At the time the Original Management Contract was entered into, the General Partners were the sole owners, directors and officers of Western Host. In December 1986, Western Host sold to Starwood Lodging Corporation (at that time Hotel Investors Corporation). For information with respect to the relationships between the General Partners and Starwood Lodging Corporation, see

Item 9 of this report.

                  Effective January 1, 1993, Western Host subcontracted with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional Registrant projects on a month-to-month basis. For its services under the subcontract, Westland received a submanagement fee equal to 4% of the Hotel's operating revenues. In May 1994, the Registrant and Western Host entered into an agreement that terminated the Original Management Contract with Western Host effective as of April 15, 1994 and Western Host released all claims arising out of such termination. Upon termination of the Original Management Contract, a new management agreement was entered into by the Registrant with Westland (the "New Management Contract") under the same terms and conditions as the Original Management Contract but with an expiration date in April 2014. For additional information concerning Westland and the relationship of the General Partners to Westland, see Item 9 of this report.

                  Pursuant to the New Management Contract, Westland has the exclusive right and obligation to manage all operations of the Hotel (including the Hotel's restaurant, bar and banquet facilities unless they are leased by the Registrant to another operator), to handle all collections and disbursements of funds and to maintain the books and records of the Hotel. Westland is responsible for, among other things, making all necessary repairs to the Hotel (at the Registrant's expense), billing and providing credit services to customers and guests of the Hotel, obtaining insurance for the Hotel and administering Hotel working capital and operating funds. The Registrant is required to make available sufficient working capital to permit Westland to operate the Hotel, pay all expenses when due and purchase supplies and inventory. For information with respect to the amounts payable to Westland pursuant to the New Management Contract, see Item 12 of this Report.

                  Westland also is responsible for hiring, training and supervising the staff of the hotel portion of the Hotel. Since January 1, 1993, the services of a general manager and a restaurant manager have been provided to the Registrant by Westland. Costs of these employees are paid by Westland and reimbursed by the Registrant to Westland. All other employees of the Hotel are employees of the Registrant and not Westland.

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

                  The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 1996, 1995 and 1994:

                                                       For the Three Months Ended
                            -------------------------------------------------------------------------------
                            March 31             June 30               September 30             December 31               Total
                            --------             -------               ------------             -----------               -----
Room Sales
  1996                      $499,073              $837,485                $1,111,146                $536,228            $2,983,932
  1995                       377,769               620,185                 1,009,249                 514,412             2,521,615
  1994                       377,486               589,871                   923,032                 514,403             2,404,792
Food &
Beverage
Sales
  1996                      $150,908              $192,122                  $206,280                $159,426              $708,736
  1995                       108,998               170,309                   196,286                 143,931               619,524
  1994                       107,856               165,509                   195,019                 145,374               613,758
Total
Revenues
  1996                      $682,264            $1,073,777                $1,370,350                $736,342            $3,862,733
  1995                       524,389               828,853                 1,252,326                 699,932             3,305,500
  1994                       513,463               788,321                 1,160,242                 695,276             3,157,302
Hotel
Occupancy
  1996                           55%                   76%                       82%                     51%                   66%
  1995                           41%                   64%                       90%                     53%                   62%
  1994                           42%                   59%                       83%                     49%                   58%
Average
Room Rate
  1996                        $66.16                $79.29                    $97.04                  $74.74                $81.24
  1995                         67.79                 70.60                     80.53                   69.42                 73.52
  1994                         66.42                 72.73                     80.12                   74.57                 74.66


                  The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 70 full time employees and approximately 5 part-time employees, none of whom is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partners believe that employee relations are satisfactory.

                  The Hotel is subject to licencing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies and to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. The Hotel also is subject to Federal and California environmental regulations. Compliance with these regulations has not had, and is not expected to have, a material impact on the Registrant's business.


Competition and Seasonality

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

                  The General Partners believe that the Las Vegas hotel market is the principal competition for the Monterey leisure market, and that such competition will continue and is likely to increase in the future.


Borrowings

                  In March 1994, an affiliate of one of the General Partners advanced $250,000 to the Registrant and the Registrant executed an unsecured promissory note in favor of such affiliate. Interest accrues on the unpaid principal balance at the rate of 10% per annum. The note provides that principal and all accrued and unpaid interest are payable on demand. For the years ended December 31, 1996 and 1995, $31,421 and $28,444, respectively, of accrued but unpaid interest were added to principal. The proceeds of the advance were used by the Registrant to purchase property and equipment in connection with the renovation of the Hotel.

                  On October 1, 1996, the Registrant's $900,000 line of credit with a bank expired, and the Registrant converted the balance outstanding under that facility into long-term borrowings by executing an unsecured promissory note (the "Promissory Note") payable to the bank in the original principal amount of $394,500. The Promissory Note is payable over 48 months beginning November 1, 1996, in monthly installments of $8,219 principal amount plus accrued interest and with a final payment of the then remaining principal plus accrued and unpaid interest due on October 1, 2000. The outstanding principal amount of the Promissory Note bears interest at the bank's prime rate from time to time plus 1.75%, based upon a 360-day year. As of December 31, 1996, $369,844 in principal was outstanding under the Promissory Note.

                  The Promissory Note includes covenants requiring the submission of certain accounting information by specified times, an annual requirement that the Partnership have a cash flow ratio before distribution to partners, as defined in the Promissory Note, equal to 1.25 to 1 and a provision requiring that the Registrant indemnify against certain environmental liabilities.

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

                  While portions of the main Hotel building are more than 150 years old, most of the guest rooms were constructed and placed in operation 30 to 35 years ago. There are 152 guest rooms located in 10 one- and two-story buildings, most of which are oriented toward a central courtyard, garden area and swimming pool. In addition, there is a main building containing the lobby area, the restaurant, bar and banquet facility, several offices and meeting rooms capable of accommodating groups from 10 to 200. Located on the perimeter of the Site on Fremont and Munras are a number of business offices and retail commercial spaces, all of which are leased to tenants. There is adequate on and off-street parking to serve the Hotel, with access from Fremont Street along Munras Avenue.

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

                  In 1995 and 1996, the Hotel undertook a substantial capital refurbishment program. The Registrant expended $370,109 in 1996 and $314,067 in 1995 for capital additions and improvements to the Hotel; these expenditures were funded with borrowings and from working capital. The general condition of all of the buildings and other facilities of the Hotel is good.

                  It is expected the Partnership will have minimal capital expenditures, other than the possible new guest rooms, in 1997. These capital expenditures are expected to be funded from cash provided by operations.

                  As of the date of this Report, the General Partners are evaluating the possible construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms would be financied with additional long-term borrowings and would be subject to, among other conditions, approval of the Limited Partners.


Item 3.  Legal Proceedings.

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

                  The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 14, 1997, was 642. No public trading market exists for the Units.


                  The following cash distributions were paid to the Registrant's Partners during 1995, 1996 and through March 14, 1997:


                                        Distribution     Aggregate Amount
Date of Distribution                    Per Unit(*)      of Distribution(*)
--------------------                    ------------     -----------------
January 31, 1995                         $20.00                  $ 90,000
July 31, 1995                             30.00                   135,000
October 31, 1995                          50.00                   225,000
January 31, 1996                          20.00                    90,000
April 30, 1996                            10.00                    45,000
July 31, 1996                             20.00                    90,000
October 31, 1996                          70.00                   315,000
January 31, 1997                          38.00                   171,000

------------------------
(*) For the purpose of distributions, the General Partners' $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                                       Year Ended December 31,
                                                       -----------------------
                              1996              1995              1994              1993              1992
                              ----              ----              ----              ----              ----

Revenues                   $3,862,735        $3,305,500        $3,157,302        $3,478,747        $3,650,304

Net Income                 $  447,254        $  286,698        $  289,986        $  577,456        $  634,663

Income Per
  Unit                     $    99.39        $    63.71        $    64.44        $   128.32        $   141.04

Cash Distri-
  butions
  Per Unit(*)              $   138.00        $   100.00        $    90.00        $   120.00        $   140.00

Total Assets
  at December
  31,                      $4,039,085        $3,691,851        $3,800,801        $3,667,232        $3,755,665

Long-Term Obli-
  gations at
  December 31,
  (including
   current portion)        $  369,844        $      -0-        $      -0-        $      -0-        $      -0-

------------------
(*) Distributions made in January each year are treated as distributions for the immediately preceding year.



Year ended December 31, 1996 as compared to year ended December 31, 1995

                  Between 1995 and 1996, occupancy rates at the Hotel increased to 66% from 62% and average room rates increased to $81.24 from $73.52, resulting in 1996 room revenues of $2,983,932. The increases in occupancy and room rates are attributed to the capital improvement program at the Hotel and to the continued increase in leisure travel in the Monterey area, together with the reduction in new construction of hotels in the Monterey area.

                  Food and beverage revenues increased during 1996 by $89,212, or approximately 14%, to $708,736. The increase is principally attributed to increased hotel occupancy, as hotel patrons remain the largest source of guests for the restaurant and lounge.

                  Operating expenses totaled $3,415,481 or 88% of revenues, in 1996 as compared to $3,018,802, or 91% of revenues, in 1995, respectively. The decrease in operating expenses as a percentage of revenue is principally attributed to increased revenues as a result of increased occupancy room rates, thus the resulting increase in the number of guest patrons in the restaurant and lounge facilities. Many operating expenses are fixed in nature and do not increase at the same rate as revenues increase.


Year ended December 31, 1995 as compared to year ended December 31, 1994

                  An increase in occupancy rates, 62% versus 58%, partially offset by a reduction in average room rate, $73.52 versus $74.66, resulted in an increase in room revenue to $2,521,615 from $2,404,792 for 1995 as compared to 1994. This increase in occupancy factors was attributed to increased pleasure travel during the 1995 summer tourist season as compared to the similar period in 1994.

                  Food and beverage revenues totaled $619,524 for 1995 as compared to $613,758 for 1994. The slight increase in these revenues was attributed to increased hotel occupancy, as most guests for the restaurant and lounge are hotel patrons.

                  Operating expenses totaled $3,018,802 and $2,867,316, or approximately 91% of revenue, in calendar 1995 and 1994, respectively.


Year ended December 31, 1994 as compared to year ended December 31, 1993

                  A decrease in the occupancy rates, 58% versus 68%, partially offset by an increase in average room rate, $74.66 versus $71.86, resulted in a decrease in room revenue to $2,404,792 from $2,671,291 for 1994 as compared to 1993. The decrease in revenues was principally attributable to the recession in the state of California, and increased competition from the Las Vegas hotel market for tourist activity as a result of the then recent completion of a substantial number of new hotel rooms.

                  Food and beverage revenues declined to $613,758 from $667,742 or 8% in 1994 as compared to 1993. The decline was attributable to the decrease in occupancy at the hotel, as hotel patrons were the largest source of guests for the restaurant and lounge.

                  Operating expenses totaled $2,867,316, or 91% of total revenue, in 1994 as compared to $2,901,291, or 83% of total revenue, in 1993. The increase in operating expenses as a percentage of total revenue was primarily attributable to increased depreciation due to asset additions from the renovation, increased administrative costs due to workman's compensation retro premium charges in 1994 and increased marketing costs.

Liquidity and Capital Resources

                  The Registrant's primary source of cash is from the operation and leasing of the Hotel.

                  During 1996, the Registrant generated $869,465 in net cash provided by operating activities. Distributions to Partners totaled $621,000, equaling approximately 14% of original invested capital. Borrowings under a bank credit facility totaled $394,500. This facility was converted to a five year fully amortized term loan in October 1996. Principal reductions of $24,656 were made on the Promissory Note during the remainder of 1996. Principal payments due in 1997 under the Promissory Note will total $98,625. For additional information with respect to the credit facility and the term loan, see the section of Item 1 of this Report captioned "Borrowings", which section is incorporated in this Item by reference.

                  Capital expenditures, which were financed with borrowings under the credit facility, totaled $370,109 in 1996. It is expected the Partnership will have minimal capital expenditures, other than the possible new guest rooms described below, in 1997. These capital expenditures are expected to be funded from cash provided by operations.

                  As of the date of this Report, the General Partners are evaluating the possible construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms would be financied with additional long-term borrowings and would be subject to, among other conditions, approval of the Limited Partners.

                  The General Partners intend, to the extent cash from operations is available and such distributions are permitted under the Promissory Note, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.


Item 7.  Financial Statements.
                  The following are included in this Report in response to this
Item immediately prior to the signature page:

                  Independent Auditors' Report.

                  Balance Sheets at December 31, 1996 and 1995.

                  Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                  Statements of Changes in Partners' Equity for the years ended December 31, 1996, 1995 and 1994.

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Financial Statements for the years ended December 31, 1996, 1995 and 1994.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.

                     None.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.

                  The Registrant has no directors or executive officers. The General Partners of the Registrant are Messrs. Rothman and Young. Mr. Rothman, age 62, and Mr. Young, age 69, have been the General Partners of the Registrant since its formation, and are named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the "Partnership Agreement").

                  Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a hotel/casino in Las Vegas, Nevada.

                  Prior to December 1992, Mr. Young was the president and chief executive officer of Starwood Lodging Corporation (formerly Hotel Investors Corporation), a publicly traded hotel management company that is the sole stockholder of Western Host. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland.

                  Messrs. Young and Rothman are the general partners of Sacramento Hotel Partners, L.P. ("SHP"), a California limited partnership. In April 1990, SHP sold its interest in a hotel located in Sacramento, California and presently holds a note from the purchaser secured by a deed of trust on the real property sold.


Item 10.  Executive Compensation.

                  The General Partners did not receive any compensation from the Registrant for serving as the Registrant's general partners during any of 1996, 1995 or 1994.

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

                  (3) Disposition of Borrowing. Upon the sale or refinancing of the Hotel, the General Partners are entitled to 25% of the net cash proceeds subordinated to (i) a 12% per annum cumulative return on the capital contributions of the Partners, and (ii) the return of such capital contributions to the Partners, to the extent such proceeds are distributed to the Partners.

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

                                    Number of
                                    Units and
                                    Nature of
                                   Beneficial
                                 Name and Address of                       Ownership at                 Percent
Title of Class                    Beneficial Owner                         March 14, 1997               of Class
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


                     (b)       Security ownership of management.

                                                              Number of Units and
                                                              Nature of Beneficial
                               Name of                        Ownership as of                 Percent
                               Beneficial                     Close of Business on               of
Title of Class                 Owner                          March 14, 1997                   Class
-----------------------------------------------------------------------------------------------------

Limited                        John F. Rothman                21 Units*                        .471
Partnership                    Ronald A. Young                33 Units*                        .741
Units

------------------
(*) Owned directly.

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

                  During 1996, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 1996 and 1995, $572,540 and $468,483, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

                  During 1996, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 1996 and 1995 totaled $26,592 for each year.

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

10.6 Promissory Note dated as of October 1, 1996, executed by Casa Munras Hotel Partners in favor of City National Bank.

10.7 Supplemental Terms Letter dated October 1, 1996, executed by Casa Munras Hotel Partners, L.P. and City National Bank.

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


CASA MUNRAS HOTEL PARTNERS, L.P.




By:      John F. Rothman                                   Date:  March 27, 1997
    --------------------------------
         John F. Rothman
         General Partner



By:      Ronald A. Young                                   Date:  March 27, 1997
   --------------------------------
         Ronald A. Young
         General Partner

INDEPENDENT AUDITORS' REPORT



To the Partners
  Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

March 11, 1997

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

-------------------------------------------------------------------------------------
                                                               1996           1995
-------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                        $569,371       $213,250
  Accounts receivable                                           50,233        104,739
  Food and beverage inventories                                 20,798         18,215
  Prepaid expenses                                              38,458         21,351
                                                            ----------     ----------
      Total current assets                                     678,860        357,555
                                                            ----------     ----------

LAND, PROPERTY AND EQUIPMENT - at cost:
  Building and improvements                                  4,691,279      4,562,255
  Hotel furnishings and equipment                            1,403,594      1,172,949
  Restaurant furnishings and equipment                          33,733         23,293
  Less accumulated depreciation                             (3,508,381)    (3,164,201)
                                                            ----------     ----------
                                                             2,620,225      2,594,296
  Land                                                         700,000        700,000
                                                            ----------     ----------
      Land, property and equipment - net                     3,320,225      3,294,296
                                                            ----------     ----------

LIQUOR LICENSE                                                  40,000         40,000
                                                            ----------     ----------

      TOTAL                                                 $4,039,085     $3,691,851
                                                            ==========     ==========
                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                                     $49,379        $41,345
  Accounts payable - related parties                            16,235         98,917
  Accrued incentive management fees - related parties          121,929         15,613
  Accrued salaries and wages                                    59,008         51,998
  Accrued room and sales tax                                    29,244         24,707
  Distributions payable                                        171,000         90,000
  Short-term borrowing                                           -              4,500
  Current portion of long-term debt                             98,625          -
  Note payable to affiliate                                    331,497        300,076
                                                            ----------     ----------
      Total current liabilities                                876,917        627,156

LONG-TERM DEBT                                                 271,219          -
                                                            ----------     ----------
      Total liabilities                                      1,148,136        627,156
                                                            ----------     ----------

COMMITMENTS (Note 5)

PARTNERS' EQUITY:
  General Partners (45 units issued and outstanding)            28,911         30,648
  Limited Partners (4,455 units issued and outstanding)      2,862,038      3,034,047
                                                            ----------     ----------
      Total partners' equity                                 2,890,949      3,064,695
                                                            ----------     ----------

      TOTAL                                                 $4,039,085     $3,691,851
                                                            ==========     ==========


                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------------------

                                                           1996        1995         1994
-------------------------------------------------------------------------------------------
REVENUES:
  Room                                                 $2,983,932   $2,521,615   $2,404,792
  Food and beverage                                       708,736      619,524      613,758
  Lease                                                    87,509       84,022       83,387
  Telephone                                                52,324       56,770       42,269
  Other                                                    30,234       23,569       13,096
                                                        ---------    ---------    ---------
      Total                                             3,862,735    3,305,500    3,157,302
                                                        ---------    ---------    ---------

OPERATING EXPENSES:
  Rooms                                                   857,605      744,945      752,364
  Food and beverage                                       631,409      531,258      537,692
  Depreciation and amortization                           344,180      345,254      317,837
  Administrative and general                              323,730      349,517      272,774
  Repairs and maintenance                                 308,432      190,234      178,000
  Management fees                                         273,902      225,452      215,899
  Marketing                                               262,688      238,810      214,811
  Energy cost                                             158,422      170,478      170,437
  Interest                                                 66,317       28,542       21,632
  Property taxes                                           62,936       63,235       61,234
  Insurance                                                52,419       48,506       53,231
  Partnership administration and professional fees         51,396       58,496       55,389
  Telephone                                                22,045       24,075       16,016
                                                        ---------    ---------    ---------
    Total (includes reimbursed costs and payments
      for services to related parties of $619,324,
      $426,680 and $491,948 during 1996, 1995
      and 1994, respectively)                           3,415,481    3,018,802    2,867,316
                                                        ---------    ---------    ---------

NET INCOME                                               $447,254     $286,698     $289,986
                                                         ========     ========     ========
ALLOCATION OF NET INCOME:
  General Partners                                         $4,473       $2,867       $2,900
  Limited Partners ($99.39 per Unit in 1996, $63.71
    per Unit in 1995 and $64.44 per Unit in 1994,
    based upon 4,455 Limited Partnership Units)           442,781      283,831      287,086
                                                        ---------    ---------    ---------

      Total                                              $447,254     $286,698     $289,986
                                                         ========     ========     ========

CASH DISTRIBUTION PER LIMITED PARTNERSHIP
  UNIT (based upon 4,455 Units outstanding):
    Ordinary income                                        $99.39       $63.71       $64.44
    Return of capital                                       38.61        36.29        25.56
                                                        ---------    ---------    ---------

                                                          $138.00      $100.00       $90.00
                                                         ========     ========     ========

                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------
                                       GENERAL      LIMITED
                                      PARTNERS'     PARTNERS'
                                       EQUITY        EQUITY       TOTAL
--------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1994                $33,431   $3,309,580   $3,343,011

NET INCOME                                2,900      287,086      289,986

DISTRIBUTIONS TO PARTNERS                (4,050)    (400,950)    (405,000)
                                        -------   ----------   ----------

BALANCE, DECEMBER 31, 1994               32,281    3,195,716    3,227,997

NET INCOME                                2,867      283,831      286,698

DISTRIBUTIONS TO PARTNERS                (4,500)    (445,500)    (450,000)
                                        -------   ----------   ----------

BALANCE, DECEMBER 31, 1995               30,648    3,034,047    3,064,695

NET INCOME                                4,473      442,781      447,254

DISTRIBUTIONS TO PARTNERS                (6,210)    (614,790)    (621,000)
                                        -------   ----------   ----------

BALANCE, DECEMBER 31, 1996              $28,911   $2,862,038   $2,890,949
                                        =======   ==========   ==========



                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

------------------------------------------------------------------------------------
                                                       1996        1995        1994
------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                        $447,254    $286,698    $289,986
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                    344,180     345,254     317,837
    Change in assets and liabilities:
      Accounts receivable                             54,506     (15,291)    (13,623)
      Food and beverage inventories                   (2,583)     (1,875)      2,802
      Prepaid expenses                               (17,107)     24,772     (23,900)
      Accounts payable and accrued expenses           19,581     (11,323)     (3,039)
      Accounts payable and accrued expenses -
        related parties                               23,634      32,731     (65,010)
                                                    --------    --------    --------

      Net cash provided by operating activities      869,465     660,966     505,053
                                                    --------    --------    --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment             (370,109)   (314,067)   (505,021)
                                                    --------    --------    --------

FINANCING ACTIVITIES:
  Borrowings from affiliate                           31,421      28,444     271,632
  Short and long-term borrowing                      390,000       4,500        -
  Payment of long-term debt                          (24,656)       -           -
  Loan commitment fees                                  -         (4,500)    (10,000)
  Distributions to Partners                         (540,000)   (450,000)   (360,000)
                                                    --------    --------    --------

      Cash used for financing activities            (143,235)   (421,556)    (98,368)
                                                    --------    --------    --------

NET INCREASE (DECREASE) IN CASH                      356,121     (74,657)    (98,336)

CASH AT BEGINNING OF YEAR                            213,250     287,907     386,243
                                                    --------    --------    --------

CASH AT END OF YEAR                                 $569,371    $213,250    $287,907
                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
  Cash paid during the year for interest             $34,895   $   -       $   -
                                                    ========    ========    ========



                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     General Information:

     General - Western Host Monterey Partners was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel ("the Casa Munras") located in Monterey, California. The Casa Munras has 152 guest rooms, a restaurant, bar and banquet facilities, and several retail stores. Effective in August 1994, Western Host Monterey Partners changed its name to Casa Munras Hotel Partners, L.P. ("the Partnership").

     The General Partners of the Partnership, Ronald A. Young and John F. Rothman, each purchased a 0.5% interest in the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partners are entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership.

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

     Cash, accounts receivable, food and beverage inventories, prepaid expenses, accounts payable, accrued expenses and distributions payable carrying cost which reasonably approximates their fair value because of the short maturities of these instruments.

     Other assets are carried at cost which, in management's opinion, is less than fair value.

     The carrying value of short-term debt and the note payable to affiliate approximates fair value at December 31, 1996, as the related interest rates are either variable or in line with market rates.

     Property and Depreciation - Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from 5 to 7 years.

     Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 1996, the Partnership's net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

     Revenues - Revenues are recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotel's results of operations.

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

     Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets that an entity expects to hold and use should be based on the fair value of the asset. The Partnership has adopted SFAS No. 121 during the year ending December 31, 1996. Based on an evaluation of existing long-lived assets, the Partnership has determined that no impairment has occurred for the year ended December 31, 1996.

2.   NOTE PAYABLE TO AFFILIATE

     On March 21, 1994, an affiliate of one of the General Partners advanced $250,000 and issued an unsecured 10% demand note to the Partnership. Under the terms of the demand note, accrued monthly interest is added to the then outstanding principal balance upon which cumulative interest is accrued for the subsequent month. For the years ended December 31, 1996, 1995 and 1994, $31,421, $28,444 and $21,632, respectively, of accrued and unpaid interest has been added to principal.


3.   SHORT AND LONG-TERM DEBT

     As of December 31, 1995, the Partnership had available a $900,000 Multiple Disbursement Note from a bank which expired in October 1996. As of December 31, 1995, $4,500 was outstanding under the Multiple Disbursement Note. On October 1, 1996 the Partnership converted the borrowings with the bank under the Multiple Disbursement Note to long-term borrowings under an unsecured Promissory Note (the "Promissory Note") in the amount of $394,500. The Promissory Note is payable over 48 months with monthly principal payments of $8,219 plus interest beginning November 1, 1996. The Promissory Note bears interest at the banks prime interest rate plus 1.75%, based upon a 360 day year, with a final payment due in October 1, 2000 equal to the remaining principal owed but unpaid interest.

     The Promissory Note includes covenants requiring the submission of certain accounting information by specified times, an annual requirement that the Partnership have a cash flow ratio before distribution to partners, as defined in the note, equal to 1.25 to 1 and provision of an environmental indemnification by the Partnership to the bank.

     Principal payments required for the years ending December 31, are as follows:

                          1997                 $98,625
                          1998                  98,625
                          1999                  98,625
                          2000                  73,969
                                             ---------

                          Total              $ 369,844
                                             =========


4.   LEASE REVENUE

     The retail stores are leased to other business establishments. These leases range from one to two years and provide annual rents of approximately $87,509.

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

     Effective January 1, 1993, Western Host subcontracted with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional projects. The subcontract between Western Host and Westland was for a period of one month and was automatically renewed monthly unless terminated with thirty days written notice. In May 1994, the Partnership entered into a contract that terminated the Contract for the Hotel with Western Host effective as of April 15, 1994 and Western Host released all claims arising out of such termination. Upon termination of the Contract, a new contract was entered into by the Partnership with Westland, under substantially the same terms and conditions as the Contract but with an expiration date in April 2014.

     Under both contracts, the management company is paid a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners' then invested capital, as defined. Minimum management fees for 1996, 1995 and 1994 were $151,973, $129,839 and $124,557, respectively. Incentive management fees for 1996, 1995 and 1994 were $121,929, $95,613 and $91,342, respectively.

     Ronald A. Young, a General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other General Partner, is a consultant to Westland.

     The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and workmen's compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 1996, 1995 and 1994 were $599,133, $495,075 and $645,064, respectively.

     Accounts payable and accrued expenses as of December 31, 1996, 1995 and 1994 include $138,164, $114,530 and $81,799, respectively, in amounts due Westland.

     The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 1996, 1995 and 1994, such reserves were not required, as the Partnership's expenditures for replacements exceeded the reserve called for in the contract.

6.       DISTRIBUTION TO PARTNERS

     The following table summarized the distributions accrued and paid to Partners for 1996, 1995 and 1994:

                                                                   Per Unit                    Total
                                                                   --------                    -----
    Distributions during 1994:
         Distributions accrued in 1993, paid in 1994              $   10.00                $  45,000
                                                                  ---------                ---------
         Distributions accrued and paid in 1994:
             July 31, 1994                                            30.00                  135,000
             October 31, 1994                                         40.00                  180,000
                                                                  ---------                ---------

    Total accrued and paid in 1994                                    70.00                  315,000
                                                                  ---------                ---------

    Total paid in 1994                                            $   80.00                $ 360,000
                                                                  =========                =========

    Total accrued and paid in 1994                                $   70.00                $ 315,000
    Distributions accrued in 1994, paid in 1995                       20.00                   90,000
                                                                  ---------                ---------

    Total distributions for 1994                                  $   90.00                $ 405,000
                                                                  =========                =========

    Distributions during 1995:
         Distributions accrued in 1994, paid in 1995              $   20.00                $  90,000
                                                                  ---------                ---------
         Distributions accrued and paid in 1995:
             July 31, 1995                                            30.00                  135,000
             October 31, 1995                                         50.00                  225,000
                                                                  ---------                ---------

    Total paid in 1995                                            $  100.00                $ 450,000
                                                                  =========                =========

    Total accrued and paid in 1995                                    80.00                  360,000
    Distributions accrued in 1995, paid in 1996                       20.00                   90,000
                                                                  ---------                ---------

    Total distributions for 1995                                  $  100.00                $ 450,000
                                                                  =========                =========
    Distributions during 1996:
         Distributions accrued in 1995, paid in 1996              $   20.00                $  90,000
                                                                  ---------                ---------
         Distributions accrued and paid in 1996:
             April 30, 1996                                           10.00                   45,000
             July 31, 1996                                            20.00                   90,000
             October 31, 1996                                         70.00                  315,000
                                                                  ----------               ---------

    Total paid in 1996                                            $  120.00                $ 540,000
                                                                  ==========               =========

     Total accrued and paid in 1996                                  100.00                  450,000
     Distributions accrued in 1996, paid in 1997                      38.00                  171,000
                                                                 ----------              -----------

     Total distributions for 1996                                $   138.00              $   621,000
                                                                 ==========              ===========