Form 10QSB
period 1997-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1997-05-12
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Transitional Small Business Disclosure Format: Yes __ No X

                         PART I - FINANCIAL INFORMATION


Item     1. Financial Statements

         The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and should be read in connection therewith. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



                                 BALANCE SHEETS

                                                               March 31,
                                                                  1997       December 31,
                                                              (Unaudited)        1996
                                                              -----------    -----------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                    $   205,353    $   569,371
      Accounts receivable                                          43,793         50,233
      Food and beverage inventories                                17,708         20,798
      Prepaid expenses                                             44,364         38,458
                                                              -----------    -----------
               Total current assets                               311,218        678,860
                                                              -----------    -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
      Building and improvements                                 4,776,412      4,691,279
      Hotel furnishings and equipment                           1,408,245      1,403,594
      Restaurant furnishings and equipment                         33,733         33,733
      Construction in progress                                     54,089
      Less accumulated depreciation                            (3,595,381)    (3,508,381)
                                                              -----------    -----------
                                                                2,677,098      2,620,225
      Land                                                        700,000        700,000
                                                              -----------    -----------
               Land, property and equipment - net               3,377,098      3,320,225
                                                              -----------    -----------

LIQUOR LICENSE                                                     40,000         40,000
                                                              -----------    -----------

               TOTAL                                          $ 3,728,316    $ 4,039,085
                                                              ===========    ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade                                $    34,735    $    49,379
      Accounts payable - related parties                           52,835         16,235
      Accrued incentive management fees - related parties          30,563        121,929
      Accrued salaries and wages                                   52,371         59,008
      Accrued room tax and other                                   46,058         29,244
      Distributions payable                                        45,000        171,000
      Current portion of long-term debt                            73,969         98,625
      Note payable - affiliate                                    339,854        331,497
               Total current liabilities                          675,385        876,917

LONG-TERM DEBT                                                    271,219        271,219
                                                              -----------    -----------
               Total liabilities                                  946,604      1,148,136
                                                              -----------    -----------

PARTNERS' EQUITY:
General Partners (45 units issued and outstanding)                 27,817         28,911
      Limited Partners (4,455 units issued and outstanding)     2,753,895      2,862,038
                                                              -----------    -----------
               Total Partners' equity                           2,781,712      2,890,949
                                                              -----------    -----------

               TOTAL                                          $ 3,728,316    $ 4,039,085
                                                              ===========    ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                                1997         1996
                                                             ---------    ---------
REVENUES:
      Room                                                   $ 535,847    $ 499,073
      Food and beverage                                        121,843      150,908
      Lease                                                     19,442       21,397
      Telephone                                                  9,708        6,128
      Other                                                      8,838        4,758
                                                             ---------    ---------

           Total                                               695,678      682,264
                                                             ---------    ---------

OPERATING EXPENSES:
      Rooms                                                    185,670      178,399
      Food and beverage                                        129,081      134,413
      Depreciation and amortization                             87,000       87,000
      Administrative and general                                79,913       60,166
      Repairs and maintenance                                   61,682       50,896
      Marketing                                                 59,830       61,829
      Energy cost                                               36,236       43,106
      Partnership administration and professional fees          36,083       29,911
      Management fee                                            35,801       36,834
      Interest                                                  17,185       13,230
      Property taxes                                            15,122       12,451
      Insurance                                                 11,433       11,433
      Telephone                                                  4,879        5,012
                                                             ---------    ---------
           Total (including reimbursed costs and payments
               for services to related parties of $168,814
               and $250,897 for the three months ended
               March 31, 1997 and 1996, respectively)          759,915      724,680
                                                             ---------    ---------

NET LOSS                                                     ($ 64,237)   ($ 42,416)
                                                             =========    =========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                              1997        1996
                                            --------    --------
ALLOCATION OF NET LOSS:
      General Partners                      ($   642)   ($   424)
      Limited Partners (4,455 Limited
           Partnership units outstanding)    (63,595)    (41,992)
                                            --------    --------

               Total                        ($64,237)   ($42,416)
                                            ========    ========


DISTRIBUTION TO PARTNERS                    $ 45,000    $ 45,000
                                            ========    ========


PER UNIT INFORMATION
      (based upon 4,500 total
      units outstanding):
           Net Loss                         ($ 14.27)   ($  9.43)
                                            ========    ========

           Distribution                     $  10.00    $  10.00
                                            ========    ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997         1996
                                                                     ---------    ---------
OPERATING ACTIVITIES:
      Net loss                                                       ($ 64,237)   ($ 42,416)
      Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
           Depreciation and amortization                                87,000       87,000
           Change in assets and liabilities:
               Accounts receivable                                       6,440      (24,541)
               Food and beverage inventories                             3,090         (449)
               Prepaid expenses                                         (5,906)         905
               Account payable and accrued expenses                    (59,233)       3,883
                                                                     ---------    ---------

               Net cash (used in) provided by operating activities     (32,846)      24,382
                                                                     ---------    ---------

INVESTING ACTIVITIES:
      Acquisition of property and equipment                           (143,873)    (278,760)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
      Borrowings from affiliates                                         8,357        7,564
      Distributions paid to Partners                                  (171,000)     (90,000)
      Short-term borrowings                                            390,000
      Payment of long-term debt                                        (24,656)
                                                                     ---------    ---------

               Net cash (used in) provided by financing activities    (187,299)     307,564
                                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH                                       (364,018)      53,186

CASH AT BEGINNING OF PERIOD                                            569,371      213,250
                                                                     ---------    ---------

CASH AT END OF PERIOD                                                $ 205,353    $ 266,436
                                                                     =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

         For the three months ended March 31, 1997 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 51% versus 55% and average room rates were $77.22 versus $66.16, resulting in an increase in room revenue totaling $36,774 for the three months ended March 31, 1997 as compared to the comparable period in 1996. Food and beverage revenues decreased $29,065, or 19%, for the three months ended March 31, 1997 as compared to the first quarter of 1996. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. The decrease in occupancy is attributed to reduced leisure travel in the Monterey Peninsula in the first quarter of 1997 as compared to 1996. Reduced leisure travel and occupancy at the Registrant's hotel also impacted food and beverage revenues.

         Operating expenses totaled $759,915 and $724,680 for the three months ended March 31, 1997 and 1996, respectively. The principal reason for the increase in operating expenses in 1997 as compared to 1996 were one-time increases in administrative labor costs, increased interest expense on increased average borrowings outstanding and increased repair and maintenance costs.

         Net loss increased $21,821 to a loss of $64,237 for the three months ended March 31, 1997 as compared to a $42,416 net loss for the three months ended March 31, 1996. The increase in the net loss is primarily a result of increased operating expenses.


Liquidity and Capital Resources

                  The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

                  During the three months ended March 31, 1997, the Registrant used $32,846 in net cash flow for operating activities. Reductions in long-term debt totaled $24,656 with distributions paid totaling $171,000 during the first quarter 1997.

                  As of the date of this Report, the General Partners are continuing to evaluate the possible construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms would be financed with additional long-term borrowings and would be subject to, among other conditions, approval of the Limited Partners.

                  Acquisition of property and equipment (including $54,089 of costs incurred to date to evaluate the possible construction by the Partnership of the 14 additional guest rooms) during the three months ended March 31, 1997 totaled $143,873. It is estimated that approximately $100,000 more will be expended in 1997 for ongoing renovations of existing assets. The General Partners have not yet determined what the costs would be to construct the 14 additional guest rooms.

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


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By  JOHN F. ROTHMAN
                                          --------------------------------
                                            John F. Rothman
                                            General Partner
Dated:   May 12, 1997






                                       By  RONALD A. YOUNG
                                          --------------------------------
                                            Ronald A. Young
                                            General partner
Dated: May 12, 1997

                                  EXHIBIT INDEX


                                                                  Sequentially
Exhibit                                                             Numbered
Number                     Description                                Page
------                     -----------                            ------------

  27                       Financial Data Schedule