Form 10QSB
period 1997-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1997-08-13
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

                                  Yes  X  No ___

Transitional Small Business Disclosure Format:  Yes ___ No  X

                                          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and should be read in connection therewith. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  1997              1996
                                                              (Unaudited)
                                                              ------------      ------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                      $    371,577      $    569,371
    Accounts receivable                                             66,224            50,233
    Food and beverage inventories                                   16,540            20,798
    Prepaid expenses                                                42,195            38,458
                                                              ------------      ------------
          Total current assets                                     496,536           678,860
                                                              ------------      ------------

LAND, PROPERTY AND EQUIPMENT - at cost:
    Building and improvements                                    4,793,436         4,691,279
    Hotel furnishings and equipment                              1,411,322         1,403,594
    Restaurant furnishings and equipment                            37,479            33,733
    Construction in progress                                        73,874
    Less accumulated depreciation                               (3,682,381)       (3,508,381)
                                                              ------------      ------------
                                                                 2,633,730         2,620,225
    Land                                                           700,000           700,000
                                                              ------------      ------------
          Land, property and equipment - net                     3,333,730         3,320,225
                                                              ------------      ------------

LIQUOR LICENSE                                                      40,000            40,000
                                                              ------------      ------------

          TOTAL                                               $  3,870,266      $  4,039,085
                                                              ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                  $     46,725      $     49,379
    Accounts payable - related parties                              29,507            16,235
    Accrued incentive management fees - related parties             49,687           121,929
    Accrued salaries and wages                                      57,558            59,008
    Accrued room tax and other                                      66,341            29,244
    Distributions payable                                           90,000           171,000
    Current portion of long-term debt                               49,312            98,625
    Note payable - affiliate                                       348,421           331,497
                                                              ------------      ------------
          Total current liabilities                                737,551           876,917

LONG-TERM DEBT                                                     271,219           271,219
                                                              ------------      ------------
          Total liabilities                                      1,008,770         1,148,136
                                                              ------------      ------------

PARTNERS' EQUITY:
    General Partners (45 units issued and outstanding)              28,615            28,911
    Limited Partners (4,455 units issued and outstanding)        2,832,881         2,862,038
                                                              ------------      ------------
          Total Partners' equity                                 2,861,496         2,890,949
                                                              ------------      ------------

          TOTAL                                               $  3,870,266      $  4,039,085
                                                              ============      ============

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
REVENUES:
    Room                                    $  835,189     $  837,485     $1,371,036     $1,336,558
    Food and beverage                          175,898        192,122        297,741        343,030
    Lease                                       23,084         23,634         42,526         45,031
    Telephone                                   10,174         15,869         19,882         21,997
    Other                                        5,316          4,667         14,154          9,425
                                            ----------     ----------     ----------     ----------

       Total                                 1,049,661      1,073,777      1,745,339      1,756,041
                                            ----------     ----------     ----------     ----------

OPERATING EXPENSES:
    Rooms                                      225,837        219,912        411,507        398,311
    Food and beverage                          154,210        162,344        283,291        296,757
    Depreciation and amortization               87,000         87,000        174,000        174,000
    Administrative and general                  90,069         87,327        169,982        147,493
    Marketing                                   66,647         72,407        126,477        134,236
    Repairs and maintenance                     63,315         64,742        124,997        115,638
    Energy cost                                 37,607         37,446         73,843         80,552
    Management fee                              82,349         86,181        118,150        123,015
    Partnership administration
       and professional fees                    21,100         13,899         57,183         43,810
    Property taxes                              16,464         16,311         31,586         28,762
    Insurance                                   13,197         11,433         24,630         22,866
    Interest                                    17,093         17,478         34,278         30,708
    Telephone                                    4,989          5,216          9,868         10,228
                                            ----------     ----------     ----------     ----------
       Total (including reimbursed
          costs and payments for
          services to related parties
          of $158,890 and $250,897
          and $327,704 and $419,380
          for the three and six months
          ended June 30, 1997 and 1996,
          respectively)                        879,877        881,696      1,639,792      1,606,376
                                            ----------     ----------     ----------     ----------

NET INCOME                                  $  169,784     $  192,081     $  105,547     $  149,665
                                            ==========     ==========     ==========     ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                          ---------------------     ---------------------
                                            1997         1996         1997         1996
                                          --------     --------     --------     --------
ALLOCATION OF NET INCOME:
    General Partners                      $  1,698     $  1,921     $  1,055     $  1,497
    Limited Partners (4,455 Limited
       Partnership units outstanding)      168,086      190,160      104,492      148,168
                                          --------     --------     --------     --------

          Total                           $169,784     $192,081     $105,547     $149,665
                                          ========     ========     ========     ========


DISTRIBUTION TO PARTNERS                  $ 90,000     $ 90,000     $135,000     $135,000
                                          ========     ========     ========     ========


PER UNIT INFORMATION
    (based upon 4,500
    total units outstanding):
       Net Income                         $  37.73     $  42.68     $  23.45     $  33.26
                                          ========     ========     ========     ========

       Distribution                       $  20.00     $  20.00     $  30.00     $  30.00
                                          ========     ========     ========     ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                     1997           1996
                                                                  ---------      ---------
OPERATING ACTIVITIES:
    Net income                                                    $ 105,547      $ 149,665
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                174,000        174,000
       Change in assets and liabilities:
          Accounts receivable                                       (15,991)      (187,645)
          Food and beverage inventories                               4,258         (1,364)
          Prepaid expenses                                           (3,737)       (15,082)
          Account payable an accrued expenses                       (25,977)       173,789
                                                                  ---------      ---------

          Net cash provided by operating activities                 238,100        293,363
                                                                  ---------      ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                          (187,505)      (348,252)
                                                                  ---------      ---------

FINANCING ACTIVITIES:
    Borrowings from affiliates                                       16,924         15,320
    Distributions paid to Partners                                 (216,000)      (225,000)
    Short-term borrowings                                           390,000
    Payment of long-term debt                                       (49,313)
                                                                  ---------      ---------

          Net cash (used in) provided by financing activities      (248,389)       180,320
                                                                  ---------      ---------

NET (DECREASE) INCREASE IN CASH                                    (197,794)       125,431

CASH AT BEGINNING OF PERIOD                                         569,371        213,250
                                                                  ---------      ---------

CASH AT END OF PERIOD                                             $ 371,577      $ 338,681
                                                                  =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 1997 and 1996

     For the three and six months ended June 30, 1997 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 72% and 61% versus 76% and 66% and average room rates were $84.12 and $81.29 versus $79.29 and $73.82, resulting in a (decrease)/ increase in room revenue for the three and six months ended June 30, 1997 as compared to the comparable periods in 1996, respectively, totaling $(2,296) and $34,478. Food and beverage revenues decreased $(16,224) and $(45,289) for the three and six months ended June 30, 1997 as compared to 1996, respectively. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. The decrease in occupancy is attributed to reduced leisure travel in the Monterey Peninsula for the first six months of 1997 as compared to 1996. Reduced leisure travel and occupancy at the Registrant's hotel also impacted food and beverage revenues.

     Operating expenses as a percentage of revenues increased to 84% from 82% and increased to 94% from 91% for the three and six months ended June 30, 1997 as compared to the comparable periods in 1996. The principal reason for the increase in operating expenses as a percentage of revenue is that as revenues decrease, operating expenses, particularly room and food and beverage expenses, increase at a proportionately higher rate, because a substantial proportion of such expenses are fixed.

     Net income decreased $22,297 and $44,118 for the three and six months ended June 30, 1997 as compared to 1996, respectively, principally due to decreased revenue during the periods.


Liquidity and Capital Resources

     The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

     During the six months ended June 30 1997, the Registrant generated $238,100 in net cash provided by operating activities. Reductions in long-term debt totaled $49,313 with distributions paid totaling $216,000 during the six months ended June 30, 1997.

     As of the date of this Report, the General Partners are continuing to evaluate the possible construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms would be financed with additional long-term borrowings and would be subject to, among other conditions, approval of the Limited Partners.

     Acquisition of property and equipment (including $73,874 of costs incurred to date to evaluate the possible construction by the Partnership of the 14 additional guest rooms) during the six months ended June 30, 1997 totaled $187,505. It is estimated that approximately $75,000 more will be expended in 1997 for ongoing renovations of existing assets. The General Partners have not yet determined what the costs would be to construct the 14 additional guest rooms.

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


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By JOHN F. ROTHMAN
                                         ---------------------------------
                                         John F. Rothman
                                         General Partner
Dated: August 12, 1997






                                       By RONALD A. YOUNG
                                         ---------------------------------
                                         Ronald A. Young
                                         General partner
Dated: August 12, 1997

                                  EXHIBIT INDEX



                                                              Sequentially
Exhibit                                                         Numbered
Number           Description                                      Page
------           -----------                                  ------------
  27             Financial Data Schedule