Form 10QSB
period 1997-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1997-11-04
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

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

Transitional Small Business Disclosure Format:     Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                   September 30,         December 31,
                                                                       1997                 1996
                                                                   (Unaudited)
                                                                   -----------           -----------
                                          ASSETS
CURRENT ASSETS:
    Cash                                                           $   683,250           $   569,371
    Accounts receivable                                                164,646                50,233
    Food and beverage inventories                                       15,530                20,798
    Prepaid expenses                                                    35,250                38,458
                                                                   -----------           -----------
          Total current assets                                         898,676               678,860
                                                                   -----------           -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
    Building and improvements                                        4,793,436             4,691,279
    Hotel furnishings and equipment                                  1,457,227             1,403,594
    Restaurant furnishings and equipment                                37,479                33,733
    Construction in progress                                           114,588
    Less accumulated depreciation                                   (3,769,381)           (3,508,381)
                                                                   -----------           -----------
                                                                     2,633,349             2,620,225
    Land                                                               700,000               700,000
                                                                   -----------           -----------
          Land, property and equipment - net                         3,333,349             3,320,225
                                                                   -----------           -----------

OTHER ASSETS:
    Liquor license                                                      40,000                40,000
    Loan fees                                                           17,000
                                                                   -----------           -----------
          Total other assets                                            57,000                40,000
                                                                   -----------           -----------

                   TOTAL                                           $ 4,289,025           $ 4,039,085
                                                                   ===========           ===========

                   LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade                                       $    48,443           $    49,379
    Accounts payable - related parties                                  31,730                16,235
    Accrued incentive management fees - related parties                124,557               121,929
    Accrued salaries and wages                                          61,537                59,008
    Accrued room tax and other                                          67,474                29,244
    Distributions payable                                              315,000               171,000
    Current portion of long-term debt                                   98,625                98,625
    Note payable - affiliate                                           357,205               331,497
                                                                   -----------           -----------
          Total current liabilities                                  1,104,571               876,917

LONG-TERM DEBT                                                         197,250               271,219
                                                                   -----------           -----------
          Total liabilities                                          1,301,821             1,148,136
                                                                   -----------           -----------

PARTNERS' EQUITY:
    General Partners (45 units issued and outstanding)                  29,872                28,911
    Limited Partners (4,455 units issued and outstanding)            2,957,332             2,862,038
                                                                   -----------           -----------
          Total Partners' equity                                     2,987,204             2,890,949
                                                                   -----------           -----------

                   TOTAL                                           $ 4,289,025           $ 4,039,085
                                                                   ===========           ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                    1997                1996                1997                1996
                                                 ----------          ----------          ----------          ----------

REVENUES:
    Room                                         $1,174,146          $1,111,146          $2,545,182          $2,447,704
    Food and beverage                               173,823             206,280             471,564             549,310
    Lease                                            24,060              21,554              66,586              66,585
    Telephone                                        13,817              20,702              33,699              42,699
    Other                                             6,690              10,667              20,844              20,092
                                                 ----------          ----------          ----------          ----------

       Total                                      1,392,536           1,370,349           3,137,875           3,126,390
                                                 ----------          ----------          ----------          ----------

OPERATING EXPENSES:
    Rooms                                           254,651             247,541             666,158             645,852
    Food and beverage                               142,976             175,939             426,267             472,696
    Administrative and general                       99,220              96,294             269,202             243,787
    Depreciation and amortization                    87,000              87,000             261,000             261,000
    Management fee                                  129,861             124,185             248,011             247,200
    Marketing                                        73,730              68,158             200,207             202,394
    Repairs and maintenance                          61,759              64,908             186,756             180,546
    Energy cost                                      39,011              39,538             112,854             120,090
    Partnership administration
       and professional fees                          7,371               2,033              64,554              45,843
    Interest                                         16,783              17,780              51,061              48,488
    Property taxes                                   19,430              17,437              51,016              46,199
    Insurance                                        12,315              11,560              36,945              34,426
    Telephone                                         7,721               5,806              17,589              16,034
                                                 ----------          ----------          ----------          ----------
       Total (including reimbursed
          costs and payments for
          services to related parties
           of $204,100 and $156,525
          and $538,908 and $575,905
          for the three and nine months
          ended September 30, 1997 and
                 1996, respectively)                951,828             958,179           2,591,620           2,564,555
                                                 ----------          ----------          ----------          ----------

NET INCOME                                       $  440,708          $  412,170          $  546,255          $  561,835
                                                 ==========          ==========          ==========          ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                          Three Months Ended             Nine Months Ended
                                              September 30,                September 30,
                                          1997           1996           1997           1996
                                        --------       --------       --------       --------

ALLOCATION OF NET INCOME:
    General Partners                    $  4,407       $  4,122       $  5,463       $  5,618
    Limited Partners (4,455 units
          outstanding)                   436,301        408,048        540,792        556,217
                                        --------       --------       --------       --------

          Total                         $440,708       $412,170       $546,255       $561,835
                                        ========       ========       ========       ========


DISTRIBUTION TO PARTNERS                $315,000       $315,000       $450,000       $450,000
                                        ========       ========       ========       ========


PER UNIT INFORMATION
    (based upon 4,500 total
    units outstanding):
          Net Income                    $  97.94       $  91.59       $ 121.39       $ 124.85
                                        ========       ========       ========       ========

          Distribution                  $  70.00       $  70.00       $ 100.00       $ 100.00
                                        ========       ========       ========       ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                             1997             1996
                                                                          ---------        ---------

OPERATING ACTIVITIES:
    Net income                                                            $ 546,255        $ 561,835
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        261,000          261,000
       Change in assets and liabilities:
          Accounts receivable                                              (114,413)         (72,838)
          Food and beverage inventories                                       5,268           (1,331)
          Prepaid expenses                                                    3,208          (13,607)
          Accounts payable and accrued expenses                              57,946           94,940
                                                                          ---------        ---------

          Net cash provided by operating activities                         759,264          829,999
                                                                          ---------        ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                                  (274,124)        (431,165)
                                                                          ---------        ---------

FINANCING ACTIVITIES:
    Borrowings from affiliates                                               25,708           23,270
    Distributions paid to Partners                                         (306,000)        (225,000)
    Payment of long-term debt                                               (73,969)
    Loan fees                                                               (17,000)
    Short-term borrowings                                                                    390,000
                                                                          ---------        ---------

          Net cash (used in) provided by financing activities              (371,261)         188,270
                                                                          ---------        ---------

NET INCREASE IN CASH                                                        113,879          587,104

CASH AT BEGINNING OF PERIOD                                                 569,371          213,250
                                                                          ---------        ---------

CASH AT END OF PERIOD                                                     $ 683,250        $ 800,354
                                                                          =========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 1997 and 1996

        For the three and nine months ended September 30, 1997 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 85% and 69% versus 82% and 71% and average room rates were $98.49 and $88.41 versus $97.04 and $82.82, resulting in an increase in room revenue for the three and nine months ended September 30, 1997 as compared to the comparable periods in 1996 totaling $63,000 and $97,478, respectively. Food and beverage revenues decreased $32,457 and $77,746 for the three and nine months ended September 30, 1997 as compared to 1996, respectively. The increase in room revenues reflects management's decision to continue to pursue increases in room rates that will, initially, negatively impact occupancy. The decrease in occupancy also reflects reduced leisure travel in the Monterey Peninsula for the first nine months of 1997 as compared to the comparable 1996 periods. Reduced occupancy at the Registrant's hotel are the primary reason for reduced food and beverage revenues.

        Operating expenses as a percentage of revenues decreased to 68% from 70% and increased to 83% from 82% for the three and nine months ended September 30, 1997 as compared to the comparable periods in 1996. The principal reason for the decrease in operating expenses for the three months ended September 30, 1997 as a percentage of revenue and the increase in operating expenses as a percentage of revenue for the nine months ended September 30, 1997 is that as revenues increase, operating expenses, particularly room and food and beverage expenses, decrease at a proportionately higher rate, because a substantial proportion of such expenses are fixed.

        Net income increased $28,538 and decreased $15,580 for the three and nine months ended September 30, 1997 as compared to comparable 1996 periods, respectively. The minor fluctuation in net income is a result of approximately equal levels of revenues and expenses for the three and nine months ended September 30, 1997 as compared to comparable 1996 periods.


Liquidity and Capital Resources

        The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

        During the nine months ended September 30, 1997, the Registrant generated $759,264 in net cash provided by operating activities. Reductions in long-term debt totaled $73,969 with distributions paid totaling $306,000 during the nine months ended September 30, 1997.

        As of the date of this Report, the General Partners are continuing to evaluate the possible construction by the Registrant of 14 additional guest rooms on a small undeveloped portion of the hotel property. Limited expenditures have been made to date and general contract bidding has been initiated. Final construction of the additional rooms would be financed with additional long-term borrowings and would be subject to, among other conditions, approval of the Limited Partners.

        Acquisition of property and equipment (including $114,588 of costs incurred to date to evaluate the possible construction by the Registrant of the 14 additional guest rooms) during the nine months ended September 30, 1997 totaled $274,124. It is estimated that approximately $30,000 more will be expended in 1997 for ongoing renovations of existing assets. The General Partners have not yet determined what the costs would be to construct the 14 additional guest rooms.

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


                                       CASA MUNRAS HOTEL PARTNERS, L.P.



                                       By  JOHN F. ROTHMAN
                                          --------------------------------------
                                           John F. Rothman
                                           General Partner
Dated:  November 5, 1997



                                       By  RONALD A. YOUNG
                                          --------------------------------------
                                           Ronald A. Young
                                           General partner
Dated: November 5, 1997

                                  EXHIBIT INDEX


                                                Sequentially
Exhibit                                           Numbered
Number         Description                          Page
------         -----------                      ------------


  27           Financial Data Schedule