Form 10KSB40
period 1997-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1998-03-26
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

        [ X ]         ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

        [   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-8901

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                 (Name of small business issuer in its charter)

California                                                95-3235634
------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
         -------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 888-6500
                  --------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
                       Limited Partnership Units
                          (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $3,991,382

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer's limited partnership units and the securities have only limited transfer rights.

                                     PART I.

Items 1.  Description of Business.

               Casa Munras Hotel Partners, L.P. (the "Registrant"), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the "Units") at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by its two general partners, John F. Rothman and Ronald A. Young (the "General Partners"). The owners of the Units are hereinafter referred to as the "Limited Partners," and the Limited Partners and the General Partners collectively are hereinafter referred to as the "Partners". The Registrant's principal executive offices are located at 5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364. Its telephone number is (818) 888-6500.

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

               The General Partners believe that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,991,382, $3,862,735 and $3,305,500 generated at the Hotel for the years ended December 31, 1997, 1996 and 1995, approximately 80%, 77% and 76% represented room sales, 16%, 18% and 19% food and beverage sales and 2%, 2% and 3% lease revenues, respectively. The balance represented telephone revenues, interest and other income, including income from retail operations.

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

               The Registrant has a management contract ("Contract") with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras which expires in April of 2014. For additional information concerning Westland and the relationship of the General Partners to Westland, see Item 9 and Item 12 of this report.

               Westland has the exclusive right and obligation to manage all operations of the Hotel (including the Hotel's restaurant, bar and banquet facilities unless they are leased by the Registrant to another operator), to handle all collections and disbursements of funds and to maintain the books and records of the Hotel. Westland is responsible for, among other things, making all necessary repairs to the Hotel (at the Registrant's expense), billing and providing credit services to customers and guests of the Hotel, obtaining insurance for the Hotel and administering Hotel working capital and operating funds. The Registrant is required to make available sufficient working capital to permit Westland to operate the Hotel, pay all expenses when due and purchase supplies and inventory. For information with respect to the amounts payable to Westland pursuant to the Contract, see Item 12 of this Report.

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

               Inasmuch as one of the General Partners controlled Westland at the time the Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement cannot be deemed to have been negotiated or established at arm's length, and the relationship between the General Partners and Westland was not at arm's length and may have resulted in certain conflicts of interest. However, the Partnership feels that the relationship is reasonably equivalent to that of an arm's length relationship.

               The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 1997, 1996 and 1995:

                                        For the Three Months Ended
                     -----------------------------------------------------------
                     March 31       June 30        September 30      December 31        Total
                     --------       -------        ------------      -----------        -----
Room Sales
  1997               $535,847       $835,189        $1,174,146         $649,665      $3,194,847
  1996                499,073        837,485         1,111,146          536,228       2,983,932
  1995                377,769        620,185         1,009,249          514,412       2,521,615
Food &
Beverage
Sales
  1997               $121,843       $175,898          $173,823         $158,764        $630,328
  1996                150,908        192,122           206,280          159,426         708,736
  1995                108,998        170,309           196,286          143,931         619,524
Total
Revenues
  1997               $695,679     $1,049,660        $1,392,537         $853,506      $3,991,382
  1996                682,264      1,073,777         1,370,350          736,344       3,862,735
  1995                524,389        828,853         1,252,326          699,932       3,305,500
Hotel
Occupancy
  1997                    51%            72%               85%              59%             67%
  1996                    55%            76%               82%              51%             66%
  1995                    41%            64%               90%              53%             62%
Average
Room Rate
  1997                 $77.22         $84.12            $98.49           $79.24          $86.38
  1996                  66.16          79.29             97.04            74.74           81.24
  1995                  67.79          70.60             80.53            69.42           73.52


               The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 70 full-time employees and approximately five part-time employees, none of whom is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partners believe that employee relations are satisfactory.

               The Hotel is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies and to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. The Hotel also is subject to Federal and California environmental regulations. Compliance with these regulations has not had, and is not expected to have, a material impact on the Registrant's business.

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


Borrowings

               In March 1994, an affiliate of one of the General Partners advanced $250,000 to the Registrant and the Registrant executed an unsecured promissory note in favor of such affiliate. Interest accrues on the unpaid principal balance at the rate of 10% per annum. The note provides that principal and all accrued and unpaid interest are payable on demand. For the years ended December 31, 1997 and 1996, $34,713 and $31,421, respectively, of accrued but unpaid interest were added to principal. The proceeds of the advance were used by the Registrant to purchase property and equipment in connection with the renovation of the Hotel.

               On October 1, 1996, the Registrant's $900,000 line of credit with a bank expired, and the Registrant converted the balance outstanding under that facility into long-term borrowings by executing an unsecured promissory note (the "Promissory Note") payable to the bank in the original principal amount of $394,500. The Promissory Note is payable over 48 months beginning November 1, 1996, in monthly installments of $8,219 principal amount plus accrued interest and with a final payment of the then remaining principal plus accrued and unpaid interest due on October 1, 2000. The outstanding principal amount of the Promissory Note bears interest at the bank's prime rate from time to time plus 1.5%, based upon a 360-day year. As of December 31, 1997, $271,219 in principal was outstanding under the Promissory Note.

               The Promissory Note includes covenants requiring the submission of certain accounting information by specified times, an annual requirement that the Partnership have a cash flow ratio before distribution to partners, as defined in the Promissory Note, equal to 1.25 to 1 and a provision requiring that the Registrant indemnify against certain environmental liabilities.

               In January 1998, the partnership obtained a Term Loan Commitment for up to $7,00,000 at 7.7% interest, secured by the Casa Munras, with a ten year term; subject to certain conditions, the principal may be amortizable for 25 years. The commitment expires on March 31, 1998 unless mutually extended. The terms and conditions of the loan include the requirement that certain amounts be held in escrow for repairs.

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

               The General Partners sought and obtained approval of the limited partners for construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms will be financed with additional long-term borrowings. For additional information with respect to the potential new loan facility for construction of the 14 additional guest rooms, see the section of Item 1 of this Report captioned "Borrowings", which section is incorporated in this Item by reference.

               In 1995, 1996 and 1997, the Hotel undertook a substantial capital refurbishment program. The Registrant expended $327,019 in 1997 (including $143,435 of construction in progress with respect to the construction of 14 new guest rooms), $370,109 in 1996 and $314,067 in 1995 for capital additions and improvements to the Hotel, which expenditures were funded with borrowings and from working capital. The general condition of all of the buildings and other facilities of the Hotel is good.

               It is expected the Partnership will have minimal capital expenditures, other than with respect to the construction of the new guest rooms, in 1998. These capital expenditures (other than for the new rooms) are expected to be funded from cash provided by operations.


Item 3.  Legal Proceedings.

               None.


Item 4.  Submission of Matters to a Vote of Security Holders.

               None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

               The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 16, 1998, was 614. No public trading market exists for the Units.


               The following cash distributions were paid to the Registrant's Partners during 1996, 1997 and through March 16, 1998:

                                  Distribution        Aggregate Amount
Date of Distribution              Per Unit(*)        of Distribution(*)
--------------------              ------------       ------------------
January 31, 1996                    $ 20.00             $   90,000
April 30, 1996                        10.00                 45,000
July 31, 1996                         20.00                 90,000
October 31, 1996                      70.00                315,000
January 31, 1997                      38.00                171,000
April 30, 1997                        10.00                 45,000
July 31, 1997                         20.00                 90,000
October 31, 1997                      70.00                315,000
January 31, 1998                      20.00                 90,000

------------
(*) For the purpose of distributions, the General Partners' $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                                       Year Ended December 31,

                             1997            1996            1995             1994             1993
                             ----            ----            ----             ----             ----
Revenues                  $3,991,382       $3,862,735       $3,305,500       $3,157,302       $3,478,747

Net Income                $  595,573       $  447,254       $  286,698       $  289,986       $  577,456

Income Per
  Unit                    $   132.35       $    99.39       $    63.71       $    64.44       $   128.32

Cash Distri-
  butions
  Per Unit(*)             $   120.00       $   138.00       $   100.00       $    90.00       $   120.00

Total Assets
  at December
  31,                     $3,990,305       $4,039,085       $3,691,851       $3,800,801       $3,667,232

Long-Term Obli-
  gations at
  December 31,
  (including
   current portion)       $  271,219       $  369,844        $     -0-        $      -0-       $      -0-

----------
(*) Distributions made in January each year are treated as distributions for the immediately preceding year.


Year ended December 31, 1997 as compared to year ended December 31, 1996

               An increase in the occupancy rate at the Hotel from 66% to 67% and an increase in the average room rate at the Hotel from $81.24 to $86.38 for 1997 as compared to 1996, respectively, resulted in an increase of room revenues of $210,915 to $3,194,847. The increases in occupancy and room rates are attributed to the capital improvement program at the Hotel and to the continued increase in leisure travel in the Monterey area, together with the reduction in new construction of hotels in the Monterey area.

               Food and beverage revenue totaled $630,328 in 1997, a $78,408, or approximate 11% decrease over 1996 comparable revenue. The decrease is principally attributed to reduced tour group business, which business generated significant food and beverage revenue, in 1997 as compared to 1996.

               Operating expenses totaled $3,395,809 or 85% of revenues, in 1997 as compared to $3,415,481, or 88% of revenues, in 1996, respectively. The decrease in operating expenses as a percentage of revenue is principally attributed to increased revenues as a result of increased occupancy and average room rates, as compared to 1996. Many operating expenses are fixed in nature and do not increase at the same rate as revenues increase. In addition, repairs and maintenance were down $65,345 or approximately 21% to $243,087 in 1997 as compared to 1996. The decrease is primarily a result of the expanded capital improvement program to existing rooms in 1996 for which there were increased expenses.


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

               During 1997, the Registrant generated $982,554 in net cash provided by operating activities. Distributions to Partners totaled $621,000, equal to 14% of original invested capital. Principal reductions of $98,625 were made on the Promissory Note during 1997. For additional information with respect to the credit facility and the term loan, see the section of Item 1 of this Report captioned "Borrowings".

               Capital expenditures, which were paid for from cash generated from operations, totaled $327,019 in 1997. It is expected that in 1998 the Partnership will have minimal capital expenditures, other than the new guest rooms described below. These capital expenditures, other than for the new rooms, are expected to be funded from cash provided by operations.

               The General Partners sought and obtained approval of the limited partners for construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. The majority of the construction of the additional rooms will be financed with additional long-term borrowings. For additional information with respect to the potential new loan facility for construction of the 14 additional guest rooms, see the section of
Item 1 of this Report captioned "Borrowings", which section is incorporated in this Item by reference.

               The General Partners intend, to the extent cash from operations is available and such distributions are permitted under the Promissory Note, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Partnership has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Partnership is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Partnership's systems, would not have a material adverse effect on the Partnership.

The total cost to the Partnership of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Item 7.  Financial Statements.

               The following are included in this Report in response to this
Item immediately prior to the signature page:

          Independent Auditors' Report.

          Balance Sheets at December 31, 1997 and 1996.

          Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

          Statements of Changes in Partners' Equity for the years ended December 31, 1997, 1996 and 1995.

          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Financial Statements for the years ended December 31, 1997, 1996 and 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The Registrant has no directors or executive officers. The General Partners of the Registrant are Messrs. Rothman and Young. Mr. Rothman, age 63, and Mr. Young, age 70, have been the General Partners of the Registrant since its formation, and are named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the "Partnership Agreement").

               Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a hotel/casino in Las Vegas, Nevada. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland.

Item 10.  Executive Compensation.

               The General Partners do not receive any compensation from the Registrant for serving as the Registrant's general partners.

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

               (a)Security ownership of certain beneficial owners.

               Except as set forth below, there is no person known to the Registrant to be the beneficial owner of more than 5% of the Units. The following information is based upon Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission dated May 5, 1988, and as updated by the records of the Registrant.

                                                    Number of
                                                    Units and
                                                    Nature of
                                                    Beneficial
                       Name and Address of          Ownership at         Percent
Title of Class          Beneficial Owner            March 16, 1998       of Class
--------------         -------------------          --------------       --------
Limited Partner-       Liquidity Fund XI                 7 (*)             .157
 ship Units            Liquidity Fund XIII               11 (*)            .247
                       Liquidity Fund XIV                117 (*)          2.626
                       Liquidity Fund XV                 3 (*)             .067
                       Liquidity Income/
                        Growth Fund 85                   48 (*)           1.077
                       Liquidity Fund High
                        Yield Institutional
                        Investors                        8 (*)             .180
                       Liquidity Fund Tax-
                        Exempt Partners                  28 (*)            .629
                       Liquidity Fund Tax-
                        Exempt Partners II               72 (*)           1.616
                       LF 73                             30 (*)            .673
                       LF 74                             46 (*)           1.033
                       Liquidity Financial Grp. L.P.     9 (*)             .202
                       Liquidity Fund General Ptrs. II   1 (*)             .022
                       Liquidity Fund General Ptrs. II
                        FBO Sean S. Subas                1 (*)             .022
                       LFG Liquidating Interest, L.P.    5 (*)             .112
                       LF 31                             47 (*)           1.055
                       2200 Powell Street
                       Emeryville, CA 94608

------------
(*) Each of such funds (the "Funds") owns such Units directly. Each of such funds has sole voting and disposition power with respect to such Units, which powers are exercised on behalf of such Fund by its general partner(s). Liquidity Fund General Partners ("LFGP") is the sole general partner of Liquidity Fund XI, Liquidity Fund XII, Liquidity Fund XIII, Liquidity Fund XIV, Liquidity Fund XV and Liquidity Income/Growth Fund 85. The general partners of Liquidity Fund IX are Liquidity Fund Management, Inc. ("LFMI") and Messrs. Richard G. Wollack, Bryson S. Randolph and Brent R. Donaldson. The general partners of Liquidity Fund High Yield Institutional Investors are LFGP and Liquidity Fund Associates II ("LFA"). The general partners of LFGP are Messrs. Wollack, Randolph, Donaldson and Sean S. Subas. The officers and directors of LFMI are Messrs. Wollack, Donaldson and Subas. The general partner of LFA is LFGP. The general partners of Liquidity Fund Tax-Exempt Partners and Liquidity Fund Tax- Exempt Partners II are Liquidity Fund General Partners II ("LFGPII") and Liquidity Fund Partners ("LFP"). The general partners of LFGPII are Messrs. Wollack, Donaldson, Subas and Robert S. Condon. The general partner of LFP is LFGPII.


               (b)    Security ownership of management.

                                            Number of Units and
                                            Nature of Beneficial
                      Name of               Ownership as of             Percent
                      Beneficial            Close of Business on          of
Title of Class        Owner                 March 16, 1998               Class
--------------------------------------------------------------------------------
Limited               John F. Rothman        32 Units*                  .471
Partnership           Ronald A. Young        44 Units*                  .741
Units

------------
(*) Owned directly.

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

               Pursuant to the Contract, Westland is entitled to receive from the Registrant for Westland's services in managing the Hotel: (a) a minimum management fee equal to 4% of room revenues and food and beverage sales ("Hotel Revenues"), payable monthly and adjusted at year-end, and (b) an incentive management fee, calculated and paid annually, equal to the lesser of

(1) 12% of profits before debt service and depreciation, as defined, and (2) the excess of the Registrant's cash flow over an amount equal to 12% of the Partners' then-invested capital, as defined. Proceeds of any sale or refinancing of the Hotel are not considered in computing the incentive management fee.

               During 1997, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 1997 and 1996, $607,662 and $572,541, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

               During 1997, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 1997 and 1996 totaled $26,592 for each year.

               In the event the Registrant purchases one or more additional hotels, Westland will be entitled to an initial management fee in the amount of $20,000 per hotel for services to be rendered in connection with taking over and reorganizing such hotel. In addition, Westland will be entitled to receive 5% of the direct costs of (a) any capital improvement or refurbishment program costing in excess of $75,000 implemented in connection with the acquisition of any additional hotel, and (b) the construction of any additional rooms or real property improvements, including the construction of additional rooms at such hotel.

               See also Item 10 for a description of the compensation that may be payable to the General Partners under the circumstances described therein.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K.

               (a)    Exhibits:

Exhibit
Number                                      Description
------                                      -----------
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

10.1 Unsecured Demand Promissory Note dated March 21, 1994, in the principal amount of $250,000 executed by Casa Munras
                      Hotel Partners, L.P. (formerly Western Host Monterey
                      Partners) in favor of the Maxine Fulton Retirement Trust dated 4/21/82 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.5 Multiple Disbursement Note dated as of September 29, 1995 by and between Casa Munras Hotel Partners, L.P. (formerly known as Western Host Monterey Partners) and City National
                      Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10- QSB for the quarter ended September 30, 1995).

10.6                  Promissory Note dated as of October 1, 1996, executed by
                      Casa Munras Hotel Partners in favor of City National Bank
                      (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.7 Supplemental Terms Letter dated October 1, 1996, executed by Casa Munras Hotel Partners, L.P. and City National Bank
                      (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10- KSB for the year ended December 31, 1996).

10.8                  Term Loan Commitment dated January 9, 1998, executed by
                      Casa Munras Hotel Partners, L.P. and Amresco Capital,
                      L.P..

27.1                  Financial Data Schedule


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


CASA MUNRAS HOTEL PARTNERS, L.P.




By:      John F. Rothman                   Date:  March 26, 1998
   --------------------------------------
        John F. Rothman
        General Partner




By:      Ronald A. Young                   Date:  March 26, 1998
   --------------------------------------
        Ronald A. Young
        General Partner

INDEPENDENT AUDITORS' REPORT



To the Partners of
  Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

March 17, 1998

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------
                                                               1997            1996
----------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                       $367,327        $569,371
    Accounts receivable                                          55,151          50,233
    Food and beverage inventories                                15,908          20,798
    Prepaid expenses                                             33,566          38,458
                                                            ------------    ------------
         Total current assets                                   471,952         678,860
                                                            ------------    ------------

LAND, PROPERTY AND EQUIPMENT - at cost:
    Building and improvements                                 4,793,731       4,691,279
    Hotel furnishings and equipment                           1,480,980       1,403,594
    Restaurant furnishings and equipment                         37,479          33,733
    Construction in progress                                    143,435
    Less accumulated depreciation                            (3,849,939)     (3,508,381)
                                                            ------------    ------------
                                                              2,605,686       2,620,225
    Land                                                        700,000         700,000
                                                            ------------    ------------
         Land, property and equipment - net                   3,305,686       3,320,225
                                                            ------------    ------------

OTHER ASSETS:
    Liquor license                                               40,000          40,000
    Deposits                                                    172,667
                                                            ------------    ------------
         Total other assets                                     212,667          40,000
                                                            ------------    ------------
         TOTAL                                               $3,990,305      $4,039,085
                                                            ============    ============

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade                                    $58,592         $49,379
    Accounts payable - related parties                           34,712          16,235
    Accrued incentive management fees - related parties         144,190         121,929
    Accrued salaries and wages                                   45,923          59,008
    Accrued room and sales tax                                   32,937          29,244
    Distributions payable                                        90,000         171,000
    Current portion of long-term debt                            98,625          98,625
    Note payable to affiliate                                   366,210         331,497
                                                            ------------    ------------
         Total current liabilities                              871,189         876,917

LONG-TERM DEBT                                                  172,594         271,219
                                                            ------------    ------------
         Total liabilities                                    1,043,783       1,148,136
                                                            ------------    ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY:
    General Partners (45 units issued and outstanding)           29,467          28,911
    Limited Partners (4,455 units issued and outstanding)     2,917,055       2,862,038
                                                            ------------    ------------
         Total partners' equity                               2,946,522       2,890,949
                                                            ------------    ------------

         TOTAL                                               $3,990,305      $4,039,085
                                                            ============    ============


                    See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------
                                                    1997          1996           1995
----------------------------------------------------------------------------------------
REVENUES:
    Room                                        $3,194,847    $2,983,932     $2,521,615
    Food and beverage                              630,328       708,736        619,524
    Lease                                           87,072        87,509         84,022
    Telephone                                       43,112        52,324         56,770
    Other                                           36,023        30,234         23,569
                                               ------------  ------------   ------------

         Total                                   3,991,382     3,862,735      3,305,500
                                               ------------  ------------   ------------

OPERATING EXPENSES:
    Rooms                                          890,228       857,605        744,945
    Food and beverage                              575,019       631,409        531,258
    Depreciation and amortization                  341,558       344,180        345,254
    Administrative and general                     352,925       323,730        349,517
    Repairs and maintenance                        243,087       308,432        190,234
    Management fees                                301,133       273,902        225,452
    Marketing                                      265,033       262,688        238,810
    Energy cost                                    153,543       158,422        170,478
    Interest                                        67,403        66,317         28,542
    Property taxes                                  65,084        62,936         63,235
    Insurance                                       48,298        52,419         48,506
    Partnership administration and
       professional fees                            67,858        51,396         58,496
    Telephone                                       24,640        22,045         24,075
                                               ------------  ------------   ------------
      Total (includes reimbursed costs and payments
         for services to related parties of $773,608,
         $619,324 and $426,680 during 1997, 1996
         and 1995, respectively)                 3,395,809     3,415,481      3,018,802
                                               ------------  ------------   ------------

NET INCOME                                        $595,573      $447,254       $286,698
                                               ============  ============   ============

ALLOCATION OF NET INCOME:
    General Partners                                $5,956        $4,473         $2,867
    Limited Partners ($132.35 per Unit
         in 1997, $99.39 per Unit in 1996
         and $63.71 per Unit in 1995,
         based upon 4,455 Limited Partnership
         Units)                                    589,617       442,781        283,831
                                               ------------  ------------   ------------

         Total                                    $595,573      $447,254       $286,698
                                               ============  ============   ============

CASH DISTRIBUTION
PER LIMITED PARTNERSHIP UNIT
(based upon 4,455 Units outstanding):
      Ordinary income                               $120.00        $99.39         $63.71
      Return of capital                                  -          38.61          36.29
                                               ------------  ------------   ------------

                                                    $120.00       $138.00        $100.00
                                               ============  ============   ============




                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------
                                                GENERAL       LIMITED
                                               PARTNERS'     PARTNERS'
                                                EQUITY        EQUITY          TOTAL
---------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                          $32,281    $3,195,716     $3,227,997

NET INCOME                                          2,867       283,831        286,698

DISTRIBUTIONS TO PARTNERS                          (4,500)     (445,500)      (450,000)
                                              ------------  ------------   ------------

BALANCE, DECEMBER 31, 1995                         30,648     3,034,047      3,064,695

NET INCOME                                          4,473       442,781        447,254

DISTRIBUTIONS TO PARTNERS                          (6,210)     (614,790)      (621,000)
                                              ------------  ------------   ------------

BALANCE, DECEMBER 31, 1996                         28,911     2,862,038      2,890,949

NET INCOME                                          5,956       589,617        595,573

DISTRIBUTIONS TO PARTNERS                          (5,400)     (534,600)      (540,000)
                                              ------------  ------------   ------------

BALANCE, DECEMBER 31, 1997                        $29,467    $2,917,055     $2,946,522
                                              ============  ============   ============



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------
                                        4

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------

                                                    1997          1996           1995
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                    $595,573      $447,254       $286,698
    Adjustments to reconcile net
         income to net cash provided by
\        operating activities:
      Depreciation and amortization                341,558       344,180        345,254
      Change in assets and liabilities:
         Accounts receivable                        (4,918)       54,506        (15,291)
         Food and beverage inventories               4,890        (2,583)        (1,875)
         Prepaid expenses                            4,892       (17,107)        24,772
         Accounts payable and accrued expenses        (179)       19,581        (11,323)
         Accounts payable and accrued expenses -
         related parties                            40,738        23,634         32,731
                                               ------------  ------------   ------------

         Net cash provided by
           operating activities                    982,554       869,465        660,966
                                               ------------  ------------   ------------

INVESTING ACTIVITIES:
    Acquisition of property and equipment         (327,019)     (370,109)      (314,067)
                                               ------------  ------------   ------------

FINANCING ACTIVITIES:
    Borrowings from affiliate                       34,713        31,421         28,444
    Short and long-term borrowing                                390,000          4,500
    Payment of long-term debt                      (98,625)      (24,656)             -
    Deposits and loan commitment fees             (172,667)            -         (4,500)
    Distributions paid to Partners                (621,000)     (540,000)      (450,000)
                                               ------------  ------------   ------------

         Cash used for financing activities       (857,579)     (143,235)      (421,556)
                                               ------------  ------------   ------------

NET (DECREASE) INCREASE IN CASH                   (202,044)      356,121        (74,657)

CASH AT BEGINNING OF YEAR                          569,371       213,250        287,907
                                               ------------  ------------   ------------
CASH AT END OF YEAR                               $367,327      $569,371       $213,250
                                               ============  ============   ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
    Cash paid during the year for interest         $32,690       $34,895          $   -
                                               ============  ============   ============


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------
                                           5

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

    General Information:

    General - Casa Munras Hotel Partners, L.P. (the "Partnership") was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel ("the Casa Munras") located in Monterey, California. The Casa Munras has 152 guest rooms, a restaurant, bar and banquet facilities, and several retail stores.

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

    The carrying value of short-term debt and the note payable to affiliate approximates fair value at December 31, 1997, as the related interest rates are either variable or in line with market rates.

    Inventories - Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property and Depreciation - Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from five to seven years.

    Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 1997, the Partnership's net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

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

    Impairment of Long-Lived Assets - Effective January 1, 1996, the Partnership implemented Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets that an entity expects to hold and use should be based on the fair value of the asset. Based on an evaluation of existing long-lived assets performed in accordance with SFAS 121, the Partnership has determined that no impairment has occurred for the years ended December 31, 1997 and 1996.

2.  NOTE PAYABLE TO AFFILIATE

    On March 21, 1994, an affiliate of one of the General Partners advanced $250,000 and issued an unsecured 10% demand note to the Partnership. Under the terms of the demand note, accrued monthly interest is added to the then outstanding principal balance upon which cumulative interest is accrued for the subsequent month. For the years ended December 31, 1997, 1996 and 1995, $34,712, $31,421 and $28,444, respectively, of accrued and unpaid interest has been added to principal.


3.  SHORT AND LONG-TERM DEBT

    On October 1, 1996 the Partnership converted borrowings under a Multiple Disbursement Note to long-term borrowings under an unsecured Promissory Note (the "Promissory Note") in the amount of $394,500. The Promissory Note is payable over 48 months with monthly principal payments of $8,219 plus interest beginning November 1, 1996. The Promissory Note bears interest at the banks prime interest rate (8.5% at December 31, 1997) plus 1.5%, based upon a 360-day year, with a final payment due in October 1, 2000 equal to the remaining principal owed plus unpaid interest (see also Note 7).

    The Promissory Note covenants include the annual requirement that the Partnership have a cash flow ratio before distribution to partners, as defined in the note, equal to 1.25 to 1 and provision of an environmental indemnification by the Partnership to the bank.

    Principal payments required for the years ending December 31, are as follows:

                             1998                  $98,625
                             1999                   98,625
                             2000                   73,969
                                                 ---------
                             Total               $ 271,219
                                                 =========


4.  LEASE REVENUE

    The retail stores are leased to other business establishments. These leases range from one to two years and provide annual rents of approximately $87,072.


5.  MANAGEMENT AND RELATED PARTIES

    The Partnership has a management contract (the "Contract") with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional projects. The Contract has an expiration date in 2014.

    Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners' then invested capital, as defined. Minimum management fees for 1997, 1996 and 1995 were $156,943, $151,973 and $129,839, respectively. Incentive management fees for 1997, 1996 and 1995 were $144,190, $121,929 and $95,613, respectively.

    Ronald A. Young, a General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other General Partner, is a consultant to Westland.

    The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker's compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 1997, 1996 and 1995 were $634,254, $599,133 and $495,075, respectively.

    Accounts payable and accrued expenses as of December 31, 1997 and 1996 include $178,902 and $138,164, respectively, in amounts due Westland.

    The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 1997, 1996 and 1995, such reserves were not required, as the Partnership's expenditures for replacements exceeded the reserve called for in the contract.


6.  DISTRIBUTION TO PARTNERS

    The following table summarized the distributions accrued and paid to Partners for 1997, 1996 and 1995:

                                                             Per Unit            Total
                                                            ---------        ---------
    Distributions during 1995:
       Distributions accrued in 1994, paid in 1995          $   20.00        $  90,000
                                                            ---------        ---------
       Distributions accrued and paid in 1995:
          July 31, 1995                                         30.00          135,000
          October 31, 1995                                      50.00          225,000
                                                            ---------        ---------

    Total paid in 1995                                      $  100.00        $ 450,000
                                                            =========        =========

    Total accrued and paid in 1995                         $    80.00        $ 360,000
    Distributions accrued in 1995, paid in 1996                 20.00           90,000
                                                            ---------        ---------

    Total distributions for 1995                            $  100.00        $ 450,000
                                                            =========        =========



    Distributions during 1996:
       Distributions accrued in 1995, paid in 1996          $   20.00       $   90,000
                                                            ---------       ----------
       Distributions accrued and paid in 1996:
          April 30, 1996                                        10.00           45,000
          July 31, 1996                                         20.00           90,000
          October 31, 1996                                      70.00          315,000
                                                           ----------     ------------

    Total paid in 1996                                     $   120.00      $   540,000
                                                           ==========      ===========

    Total accrued and paid in 1996                         $   100.00      $   450,000
    Distributions accrued in 1996, paid in 1997                 38.00          171,000
                                                          -----------      -----------

    Total distributions for 1996                           $   138.00      $   621,000
                                                           ==========      ===========

    Distributions during 1997:
       Distributions accrued in 1996, paid in 1997         $    38.00        $ 171,000
                                                           ----------        ---------
       Distributions accrued and paid in 1997:
          April 30, 1997                                        10.00           45,000
          July 31, 1997                                         20.00           90,000
          October 31, 1997                                      70.00          315,000
                                                          -----------       ----------

    Total paid in 1997                                     $   138.00        $ 621,000
                                                           ==========        =========

    Total accrued and paid in 1997                             100.00          450,000
    Distributions accrued in 1997, paid in 1998                 20.00           90,000
                                                           ----------      -----------

    Total distributions for 1997                           $   120.00        $ 540,000
                                                           ==========        =========


7.  COMMITMENT AND SUBSEQUENT EVENT

    The Partnership has obtained the approval of the Limited Partners to complete construction of the 14 additional guest rooms at an approximate cost of $1,000,000. At December 31, 1997 the Partnership has contractual commitments of $840,013 related to this construction.

    In January 1998, the partnership obtained a Term Loan Commitment for up to $7,00,000 at 7.7% interest, secured by the Casa Munras, with a ten year term; subject to certain conditions, the principal may be amortizable for 25 years. The commitment expires on March 31, 1998 unless mutually extended. The terms and conditions of the loan include the requirement that certain amounts be held in escrow for repairs.