Form 10QSB
period 1998-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1998-05-14
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to _______________


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

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

               The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and should be read in connection therewith. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                March 31,
                                                                  1998           December 31,
                                                               (Unaudited)           1997
--------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                       $   105,973       $   367,327
    Accounts receivable                                             31,102            55,151
    Food and beverage inventories                                   15,728            15,908
    Prepaid expenses                                                35,369            33,566
                                                               -----------       -----------
          Total current assets                                     188,172           471,952
                                                               -----------       -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
    Building and improvements                                    4,793,731         4,793,731
    Hotel furnishings and equipment                              1,504,885         1,480,980
    Restaurant furnishings and equipment                            37,479            37,479
    Construction in progress                                       306,515           143,435
    Less accumulated depreciation                               (3,927,939)       (3,849,939)
                                                               -----------       -----------
                                                                 2,714,671         2,605,686
    Land                                                           700,000           700,000
                                                               -----------       -----------
          Land, property and equipment - net                     3,414,671         3,305,686
                                                               -----------       -----------

OTHER ASSETS:
    Liquor license                                                  40,000            40,000
    Deposits                                                       218,089           172,667
                                                               -----------       -----------
          Total other assets                                       258,089           212,667
                                                               -----------       -----------
                   TOTAL                                       $ 3,860,932       $ 3,990,305
                                                               ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                   $    56,968       $    58,592
    Accounts payable - related parties                              84,683            34,712
    Accrued incentive management fees - related parties            148,625           144,190
    Accrued salaries and wages                                      49,715            45,923
    Accrued room tax and other                                      38,007            32,937
    Distributions payable                                                             90,000
    Current portion of long-term debt                               98,625            98,625
    Note payable - affiliate                                       375,441           366,210
                                                               -----------       -----------
          Total current liabilities                                852,064           871,189

LONG-TERM DEBT                                                     147,938           172,594
                                                               -----------       -----------
          Total liabilities                                      1,000,002         1,043,783
                                                               -----------       -----------
PARTNERS' EQUITY:
    General Partners (45 units issued and outstanding)              28,609            29,467
    Limited Partners (4,455 units issued and outstanding)        2,832,321         2,917,055
                                                               -----------       -----------
          Total Partners' equity                                 2,860,930         2,946,522
                                                               -----------       -----------
                   TOTAL                                       $ 3,860,932       $ 3,990,305
                                                               ===========       ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


------------------------------------------------------------------------------------
                                                              1998           1997
------------------------------------------------------------------------------------
REVENUES:
    Room                                                   $ 544,843       $ 535,847
    Food and beverage                                        126,492         121,843
    Lease                                                     23,093          19,442
    Telephone                                                 11,095           9,708
    Other                                                      4,361           8,838
                                                           ---------       ---------
       Total                                                 709,884         695,678
                                                           ---------       ---------

OPERATING EXPENSES:
    Rooms                                                    208,819         185,670
    Food and beverage                                        133,642         129,081
    Administrative and general                                83,993          79,913
    Depreciation and amortization                             78,000          87,000
    Marketing                                                 71,183          59,830
    Repairs and maintenance                                   68,175          61,682
    Energy cost                                               43,763          36,236
    Management fee                                            32,315          35,801
    Partnership administration and professional fees          31,822          36,083
    Property taxes                                            15,855          15,122
    Interest                                                  15,793          17,185
    Insurance                                                  7,809          11,433
    Telephone                                                  4,307           4,879
                                                           ---------       ---------
       Total (including reimbursed costs and payments
          for services to related parties of $186,422
          and $168,814 for the three months ended
          March 31, 1998 and 1997, respectively)             795,476         759,915
                                                           ---------       ---------
NET LOSS                                                   ($ 85,592)      ($ 64,237)
                                                           =========       =========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                         1998            1997
-------------------------------------------------------------------------------
ALLOCATION OF NET LOSS:
    General Partners                                   $   (856)       $   (642)
    Limited Partners (4,455 Limited
       Partnership units outstanding)                   (84,736)        (63,595)
                                                       --------        --------
                 Total                                 $(85,592)       $(64,237)
                                                       ========        ========


DISTRIBUTION TO PARTNERS                                     --        $ 45,000
                                                       ========        ========


PER UNIT INFORMATION
    (based upon 4,500 total
    units outstanding):
       Net Loss                                        $ (19.02)       $ (14.27)
                                                       ========        ========

       Distribution                                          --        $  10.00
                                                       ========        ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


--------------------------------------------------------------------------------------------
                                                                     1998            1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                                       $ (85,592)      $ (64,237)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                  78,000          87,000
       Change in assets and liabilities:
          Accounts receivable                                         24,049           6,440
          Food and beverage inventories                                  180           3,090
          Prepaid expenses                                            (1,803)         (5,906)
          Account payable and accrued expenses                        61,644         (59,233)
                                                                   ---------       ---------
          Net cash provided by (used in) operating activities         76,478         (32,846)
                                                                   ---------       ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                           (186,985)       (143,873)
                                                                   ---------       ---------

FINANCING ACTIVITIES:
    Borrowings from affiliates                                         9,231           8,357
    Payment of long-term debt                                        (24,656)        (24,656)
    Deposits and loan commitment fees                                (45,422)
    Distributions paid to Partners                                   (90,000)       (171,000)
                                                                   ---------       ---------
          Net cash used in financing activities                     (150,847)       (187,299)
                                                                   ---------       ---------

DECREASE IN CASH                                                    (261,354)       (364,018)

CASH AT BEGINNING OF PERIOD                                          367,327         569,371
                                                                   ---------       ---------
CASH AT END OF PERIOD                                              $ 105,973       $ 205,353
                                                                   =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

        For the three months ended March 31, 1998 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 50% versus 51% and average room rates were $81.94 versus $77.22, resulting in an increase in room revenue totaling $8,996 for the three months ended March 31, 1998 as compared to the comparable period in 1997. Food and beverage revenues increased $4,649 for the three months ended March 31, 1998 as compared to the first quarter of 1997. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. The decrease in occupancy is attributed to reduced leisure travel due to weather conditions in the Monterey Peninsula in the first quarter of 1998 as compared to 1997.

        Operating expenses totaled $795,476 and $759,915 for the three months ended March 31, 1998 and 1997, respectively. The principal reason for the increase in operating expenses in 1998 as compared to 1997 were increased marketing expenses and increased repair and maintenance costs due primarily to maintenance costs related to the construction of additional rooms.

        Net loss increased $21,355 to a loss of $85,592 for the three months ended March 31, 1998 as compared to a $64,237 net loss for the three months ended March 31, 1997. The increase in the net loss is primarily a result of increased operating expenses.


Liquidity and Capital Resources

        The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses and renovations and to pay distributions to Partners.

        During the three months ended March 31, 1998, the Registrant generated $76,478 in net cash flow from operating activities. Reductions in long-term debt totaled $24,656 with distributions paid totaling $90,000 during the first quarter 1998.

        The Partnership has obtained the approval of the Limited Partners to complete construction of the 14 additional guest rooms at an approximate cost of $1,000,000. As of March 31, 1998 the Partnership has contractual commitments of $840,013, of which $155,550 has been paid, related to this construction.

        Acquisition of property and equipment (including $163,080 of costs incurred to date for construction by the Partnership of the 14 additional guest rooms) during the three months ended March 31, 1998 totaled $186,985. It is estimated that approximately $1,000,000 more will be expended in 1998 for ongoing renovations of existing assets and construction of the 14 additional guest rooms.

        In January 1998, the Partnership obtained a Term Loan Commitment for up to $7,000,000 at 7.7% interest, secured by the Casa Munras, with a ten year term subject to certain conditions; the principal may be amortizable for 25 years. The terms and conditions of the loan include the requirement that certain amounts be held in escrow for repairs. The Term Loan Commitment, with extensions, expires on May 15, 1998.

        It is the General Partners intentions, to the extent cash is available upon completion of the 14 additional guest rooms and upon repayment of current long-term debt outstanding, to distribute remaining cash obtained under the Term Loan Commitment to the Limited and General Partners in accordance with the Partnership Agreement.

        Further, the General Partners intend, to the extent cash is available from operating activities, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.



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



                                            CASA MUNRAS HOTEL PARTNERS, L.P.



                                            By     JOHN F. ROTHMAN
                                               ---------------------------------
                                                   John F. Rothman
                                                   General Partner
Dated:  May 13, 1998






                                            By     RONALD A. YOUNG
                                               ---------------------------------
                                                   Ronald A. Young
                                                   General partner
Dated: May 13, 1998

                                        EXHIBIT INDEX


                                                                 Sequentially
Exhibit                                                            Numbered
Number                Description                                    Page
-------               -----------                                -----------

   27                 Financial Data Schedule