Form 10QSB
period 1998-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1998-08-11
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

[ ]     Transition report under Section 13 or 15(d) of the
        Exchange Act

               For the transition period from ________ to ________


                          Commission file number 0-8901


                        CASA MUNRAS HOTEL PARTNERS, L.P.
        -----------------------------------------------------------------
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
Yes X   No
   ---    ---
Transitional Small Business Disclosure Format:  Yes      No X
                                                   ----    ----

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

        The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and should be read in connection therewith. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                  June 30,       December 31,
                                                                   1998              1997
                                                               (Unaudited)
---------------------------------------------------------------------------------------------
                                          ASSETS

CURRENT ASSETS:
    Cash                                                       $ 1,152,625       $   367,327
    Accounts receivable                                             71,025            55,151
    Food and beverage inventories                                   16,579            15,908
    Prepaid expenses                                                36,668            33,566
                                                               -----------       -----------
          Total current assets                                   1,276,897           471,952
                                                               -----------       -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
    Building and improvements                                    4,793,731         4,793,731
    Hotel furnishings and equipment                              1,514,878         1,480,980
    Restaurant furnishings and equipment                            39,400            37,479
    Construction in progress                                     1,183,719           143,435
    Less accumulated depreciation                               (4,010,939)       (3,849,939)
                                                               -----------       -----------
                                                                 3,520,789         2,605,686
    Land                                                           700,000           700,000
                                                               -----------       -----------
          Land, property and equipment - net                     4,220,789         3,305,686
                                                               -----------       -----------

OTHER ASSETS:
    Liquor License                                                  40,000            40,000
    Loan commitment fees                                           196,095           172,667
    Escrow impound accounts                                         66,550
                                                               -----------       -----------
          Total other assets                                       302,645           212,667
                                                               -----------       -----------

                   TOTAL                                       $ 5,800,331       $ 3,990,305
                                                               ===========       ===========

              LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                   $   432,086       $    58,592
    Accounts payable - related parties                              46,040            34,712
    Accrued incentive management fees - related parties             50,910           144,190
    Accrued salaries and wages                                      46,150            45,923
    Accrued room tax and other                                      66,427            32,937
    Current portion of long-term debt                               96,065            98,625
    Distributions payable                                                             90,000
    Note payable - affiliate                                                         366,210
                                                               -----------       -----------
          Total current liabilities                                737,678           871,189

LONG-TERM DEBT                                                   6,903,935           172,594
                                                               -----------       -----------
          Total liabilities                                      7,641,613         1,043,783
                                                               -----------       -----------

PARTNERS' (DEFICIT) EQUITY:
    General Partners (45 units issued and outstanding)            (231,918)           29,467
    Limited Partners (4,455 units issued and outstanding)       (1,609,364)        2,917,055
                                                               -----------       -----------
          Total Partners' (deficit) equity                      (1,841,282)        2,946,522
                                                               -----------       -----------

                   TOTAL                                       $ 5,800,331       $ 3,990,305
                                                               ===========       ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------
                                                  Three Months Ended              Six Months Ended
                                                       June 30,                        June 30,
                                                 1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
REVENUES:
    Room                                     $  925,229      $  835,189      $1,470,072      $1,371,036
    Food and beverage                           180,816         175,898         307,308         297,741
    Lease                                        22,586          23,084          45,679          42,526
    Telephone                                    12,357          10,174          23,452          19,882
    Other                                         5,235           5,316           9,596          14,154
                                             ----------      ----------      ----------      ----------
       Total                                  1,146,223       1,049,661       1,856,107       1,745,339
                                             ----------      ----------      ----------      ----------

OPERATING EXPENSES:
    Rooms                                       240,155         225,837         448,974         411,507
    Food and beverage                           157,174         154,210         290,816         283,291
    Administrative and general                   99,611          90,069         183,604         169,982
    Management fees                              91,711          82,349         124,026         118,150
    Depreciation and amortization                83,000          87,000         161,000         174,000
    Marketing                                    80,862          66,647         152,045         126,477
    Repairs and maintenance                      64,724          63,315         132,899         124,997
    Interest                                     51,286          17,093          67,079          34,278
    Energy cost                                  41,761          37,607          85,524          73,843
    Partnership administration
       and professional fees                     16,680          21,100          48,502          57,183
    Property taxes                               15,793          16,464          31,648          31,586
    Insurance                                     7,809          13,197          15,618          24,630
    Telephone                                     6,705           4,989          11,012           9,868
                                             ----------      ----------      ----------      ----------
       Total (including reimbursed
          costs and payments for
          services to related parties
           of $275,743 and $158,890
          and $462,165 and $327,704
          for the three and six months
          ended June 30, 1998 and 1997,
          respectively)                         957,271         879,877       1,752,747       1,639,792
                                             ----------      ----------      ----------      ----------
NET INCOME                                   $  188,952      $  169,784      $  103,360      $  105,547
                                             ==========      ==========      ==========      ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)






-------------------------------------------------------------------------------------------------------
                                                  Three Months Ended              Six Months Ended
                                                       June 30,                        June 30,
                                                 1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
ALLOCATION OF NET INCOME:
    General Partners                         $    1,890      $    1,698      $    1,034      $    1,055
    Limited Partners (4,455 Limited
       Partnership units outstanding)           187,062         168,086         102,326         104,492
                                             ----------      ----------      ----------      ----------
                 Total                       $  188,952      $  169,784      $  103,360      $  105,547
                                             ==========      ==========      ==========      ==========


DISTRIBUTION TO PARTNERS:
    Distribution to Partners                 $4,675,500      $   90,000      $4,675,500      $  135,000

    Special distribution of refinance
      proceeds                                  215,644                         215,644
                                             ----------      ----------      ----------      ----------
       Total Distribution to Partners        $4,891,144      $   90,000      $4,891,144      $  135,000
                                             ==========      ==========      ==========      ==========


PER UNIT INFORMATION (based upon 4,500
  total units outstanding):
     Net Income                              $    41.99      $    37.73      $    22.97      $    23.45
                                             ==========      ==========      ==========      ==========

     Distribution                            $ 1,039.00      $    20.00      $ 1,039.00      $    30.00
                                             ==========      ==========      ==========      ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


------------------------------------------------------------------------------------------------------

                                                                             1998              1997
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                           $   103,360       $   105,547
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                         161,000           174,000
       Change in assets and liabilities:
          Accounts receivable                                                (15,874)          (15,991)
          Food and beverage inventories                                         (671)            4,258
          Prepaid expenses                                                    (3,102)           (3,737)
          Account payable an accrued expenses                                235,259           (25,977)
                                                                         -----------       -----------

          Net cash provided by operating activities                          479,972           238,100
                                                                         -----------       -----------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                                 (1,076,103)         (187,505)
                                                                         -----------       -----------

FINANCING ACTIVITIES:
    Borrowings from affiliates                                               222,210            16,924
    Payments on notes from affiliates                                       (588,420)
    Distributions paid to Partners                                        (4,891,164)         (216,000)
    Long-term borrowings                                                   7,250,000
    Payment of long-term debt                                               (521,219)          (49,313)
    Loan commitment fee                                                      (23,428)
    Impound escrow accounts                                                  (66,550)
                                                                         -----------       -----------

          Net cash (used in) provided by financing activities              1,381,429          (248,389)
                                                                         -----------       -----------

NET (DECREASE) INCREASE IN CASH                                              785,298          (197,794)

CASH AT BEGINNING OF PERIOD                                                  367,327           569,371
                                                                         -----------       -----------

CASH AT END OF PERIOD                                                    $ 1,152,625       $   371,577
                                                                         ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 1998 and 1997

        For the three and six months ended June 30, 1998 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 75% and 63% versus 72% and 61% and average room rates were $88.37 and $84.99 versus $84.12 and $81.29, resulting in an increase in room revenue totaling $90,040 and $99,036 for the three and six months ended June 30, 1998 as compared to the comparable periods in 1997, respectively. Food and beverage revenues increased $4,918 and $9,567 for the three and six months ended June 30, 1998 as compared to 1997, respectively. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. The increase in occupancy is attributed to increased leisure travel in the second quarter of 1998 as compared to 1997.

        Operating expenses totaled $957,271 and $1,752,747 for the for the three and six months ended June 30, 1998 as compared to $879,877 and $1,639,792 for the three and six months ended June 30, 1997. The principal reason for the increase in rooms, marketing and interest expenses is due to improved occupancy with additional costs directly related to occupancy increases, additional expenditures to promote the hotel, and increased interest expense as a result of the new first mortgage, respectively.

        Net income increased (decreased) $19,169 and $(2,187) to $188,952 and $103,360 for the three and six months ended June 30, 1998 as compared to 1997, respectively, principally due to increased revenue during the periods partially offset by the increases in operating expenses described above.


Liquidity and Capital Resources

        The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

        During the six months ended June 30 1998, the Registrant generated $479,972 in net cash provided by operating activities.

        In June 1998, the Partnership obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Casa Munras, with a ten year term; subject to certain conditions, the principal may be amortizable for 25 years. Monthly principal and interest payments totaling $52,643 are due beginning August 1, 1998. The terms and conditions of the loan also require that certain amounts be held in escrow for property taxes, insurance and repairs, which amounts are required to be deposited monthly.

        From the proceeds of the first mortgage payable of $7,000,000, the Registrant paid loan fees of $196,095, notes payable to affiliates of $588,420, the notes due the bank of $480,125, a distribution to the general and limited partners totaling $4,891,164 and the balance of $844,195 to fund the construction of the 14 additional guest rooms. The distribution paid from refinancing proceeds includes $215,664 paid to the General Partners as their 25% share of the refinancing proceeds in excess of the return to the general and limited partners of their original investment plus a 12% per year return from the Partnership inception (partial year pro-rated) less previous distributions from the Partnerships inception paid to date.

        The Partnership has substantially completed construction of the 14 additional guest rooms at an approximate cost of $1,185,000.

        Acquisition of property and equipment during the six months ended June 30, 1998 totaled $1,076,103 ($1,040,283 related to the 14 additional guest rooms). It is estimated that approximately $150,000 more will be expended in 1998 for ongoing renovations of existing assets.

        The General Partners intend, to the extent cash is available upon completion of the 14 additional guest rooms, upon repayment of current long-term debt outstanding or other obligations under the first mortgage payable and after necessary cash reserves are determined by the General Partners, to distribute remaining cash to the Limited and General Partners in accordance with the Partnership Agreement at amounts approximating the Registrant's net income.



                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.9 Fixed Rate Note dated June 12, 1998, executed by Casa Munras
                    Hotel Partners, L.P. and Amresco Capital, L.P..

               27   Financial Data Schedule

         (b)   Reports on Form 8-K:

                    None.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CASA MUNRAS HOTEL PARTNERS, L.P.



                                     By      JOHN F. ROTHMAN
                                       -------------------------------
                                             John F. Rothman
                                             General Partner

Dated:      August 10, 1998





                                      By      RONALD A. YOUNG
                                        ------------------------------
                                              Ronald A. Young
                                              General partner

Dated: August 10, 1998

                                  EXHIBIT INDEX


                                                                      Sequentially
Exhibit                                                                 Numbered
Number           Description                                               Page
-------          -----------                                          ------------
   27            Financial Data Schedule

  10.9           Fixed Rate Note dated June 12, 1998,
                 executed by Casa Munras Hotel Partners, L.P.
                 and Amresco Capital, L.P..