Form 10QSB
period 1998-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1998-11-12
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                  The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                    September 30,         December 31,
                                                                       1998                  1997
                                                                    (Unaudited)
                                                                    -----------           -----------
                               ASSETS
CURRENT ASSETS:
     Cash                                                           $ 1,238,891           $   367,327
     Accounts receivable                                                156,689                55,151
     Food and beverage inventories                                       15,844                15,908
     Prepaid expenses                                                    40,808                33,566
                                                                    -----------           -----------
            Total current assets                                      1,452,232               471,952
                                                                    -----------           -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                        5,821,036             4,793,731
     Hotel furnishings and equipment                                  1,661,527             1,480,980
     Restaurant furnishings and equipment                                51,058                37,479
     Construction in progress                                                --               143,435
     Less accumulated depreciation                                   (4,103,939)           (3,849,939)
                                                                    -----------           -----------
                                                                      3,429,682             2,605,686
     Land                                                               700,000               700,000
                                                                    -----------           -----------
            Land, property and equipment - net                        4,129,682             3,305,686
                                                                    -----------           -----------

OTHER ASSETS:
     Liquor License                                                      40,000                40,000
     Loan commitment fees                                               191,193               172,667
     Escrow impound accounts                                            175,601
                                                                    -----------           -----------
            Total other assets                                          406,794               212,667
                                                                    -----------           -----------

                        TOTAL                                       $ 5,988,708           $ 3,990,305
                                                                    ===========           ===========

          LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                       $   168,312           $    58,592
     Accounts payable - related parties                                  70,973                34,712
     Accrued incentive management fees - related parties                137,615               144,190
     Accrued salaries and wages                                          50,520                45,923
     Accrued room tax and other                                          75,209                32,937
     Current portion of long-term debt                                   97,926                98,625
     Distributions payable                                                                     90,000
     Note payable - affiliate                                                                 366,210
                                                                    -----------           -----------
            Total current liabilities                                   600,555               871,189

LONG-TERM DEBT                                                        6,878,745               172,594
                                                                    -----------           -----------
            Total liabilities                                         7,479,300             1,043,783
                                                                    -----------           -----------

PARTNERS' (DEFICIT) EQUITY:
     General Partners (45 units issued and outstanding)                (228,412)               29,467
     Limited Partners (4,455 units issued and outstanding)           (1,262,180)            2,917,055
                                                                    -----------           -----------
            Total Partners' (deficit) equity                         (1,490,592)            2,946,522
                                                                    -----------           -----------

                        TOTAL                                       $ 5,988,708           $ 3,990,305
                                                                    ===========           ===========


                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                 1998           1997           1998           1997
                                              ----------     ----------     ----------     ----------

REVENUES:
     Room                                     $1,302,842     $1,174,146     $2,772,914     $2,545,182
     Food and beverage                           180,250        173,823        487,558        471,564
     Lease                                        23,006         24,060         68,685         66,586
     Telephone                                    13,637         13,817         37,089         33,699
     Other                                        23,176          6,690         32,772         20,844
                                              ----------     ----------     ----------     ----------

         Total                                 1,542,911      1,392,536      3,399,018      3,137,875
                                              ----------     ----------     ----------     ----------

OPERATING EXPENSES:
     Rooms                                       276,851        254,651        725,825        666,158
     Food and beverage                           158,358        142,976        449,174        426,267
     Administrative and general                  105,025         99,220        288,629        269,202
     Management fees                             147,092        129,861        271,118        248,011
     Depreciation and amortization                97,902         87,000        258,902        261,000
     Marketing                                    74,742         73,730        226,787        200,207
     Repairs and maintenance                      69,882         61,759        202,781        186,756
     Interest                                    134,601         16,783        201,680         51,061
     Energy cost                                  38,495         39,011        124,019        112,854
     Partnership administration
         and professional fees                    55,264          7,371        103,766         64,554
     Property taxes                               20,179         19,430         51,827         51,016
     Insurance                                     7,809         12,315         23,427         36,945
     Telephone                                     6,021          7,721         17,033         17,589
                                              ----------     ----------     ----------     ----------
         Total (including reimbursed
            costs and payments for
            services to related parties
                of $394,602 and $204,100
               and $841,767 and $538,908
            for the three and nine months
            ended September 30, 1998 and
                      1997, respectively)      1,192,221        951,828      2,944,968      2,591,620
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $  350,690     $  440,708     $  454,050     $  546,255
                                              ==========     ==========     ==========     ==========


                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                       1998          1997            1998           1997
                                                    ----------     ----------     ----------     ----------

ALLOCATION OF NET INCOME:
     General Partners                               $    3,507     $    4,407     $    4,540     $    5,463
     Limited Partners (4,455 Limited
         Partnership units outstanding)                347,183        436,301        449,510        540,792
                                                    ----------     ----------     ----------     ----------

                      Total                         $  350,690     $  440,708     $  454,050     $  546,255
                                                    ==========     ==========     ==========     ==========


DISTRIBUTION TO PARTNERS:
     Distribution to Partners                               --     $  315,000     $4,675,500     $  450,000

     Special distribution of refinance proceeds             --             --        215,664             --
                                                    ----------     ----------     ----------     ----------

         Total Distribution to Partners             $        0     $  315,000     $4,891,164     $  450,000
                                                    ==========     ==========     ==========     ==========


PER  UNIT INFORMATION
  (based upon 4,500 total
     units outstanding):
         Net Income                                 $    77.93     $    97.94     $   100.90     $   121.39
                                                    ==========     ==========     ==========     ==========


       Distribution                                 $     0.00     $    70.00     $ 1,039.00     $   100.00
                                                    ==========     ==========     ==========     ==========


                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)


                                                                  1998             1997
                                                               -----------      -----------

OPERATING ACTIVITIES:
     Net income                                                $   454,050      $   546,255
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                             258,902          261,000
         Change in assets and liabilities:
            Accounts receivable                                   (101,538)        (114,413)
            Food and beverage inventories                               64            5,268
             Prepaid expenses                                       (7,242)           3,208
            Accounts payable and accrued expenses                  186,275           57,946
                                                               -----------      -----------

            Net cash provided by operating activities              790,511          759,264
                                                               -----------      -----------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                      (1,077,996)        (274,124)
                                                               -----------      -----------

FINANCING ACTIVITIES:
     Borrowings from affiliates                                    222,210           25,708
     Payments on notes from affiliates                            (588,420)
     Distributions paid to Partners                             (4,981,164)        (306,000)
     Long-term borrowings                                        7,250,000
     Payment of long-term debt                                    (544,548)         (73,969)
     Loan commitment fee                                           (23,428)         (17,000)
     Impound escrow accounts                                      (175,601)
                                                               -----------      -----------

       Net cash provided by (used in) financing activities       1,159,049         (371,261)
                                                               -----------      -----------

NET INCREASE IN CASH                                               871,564          113,879

CASH AT BEGINNING OF PERIOD                                        367,327          569,371
                                                               -----------      -----------

CASH AT END OF PERIOD                                          $ 1,238,891      $   683,250
                                                               ===========      ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997

         For the three and nine months ended September 30, 1998 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 83% and 70% versus 85% and 69% and average room rates were $103.38 and $92.74 versus $98.49 and $88.41, resulting in an increase in room revenue totaling $128,696 and $227,732 for the three and nine months ended September 30, 1998 as compared to the comparable periods in 1997, respectively. Food and beverage revenues increased $6,427 and $15,994 for the three and nine months ended September 30, 1998 as compared to 1997, respectively. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. The increase in occupancy is attributed to increased leisure travel in the second and third quarters of 1998 as compared to 1997.

         Operating expenses totaled $1,192,221 and $2,944,968 for the for the three and nine months ended September 30, 1998 as compared to $951,828 and $2,591,620 for the three and nine months ended September 30, 1997. The principal reason for the increase in rooms, marketing and interest expenses is due to improved occupancy with additional costs directly related to occupancy increases, additional expenditures to promote the hotel, and increased interest expense as a result of the new first mortgage, respectively.

         Net income decreased $90,018 and $92,205 to $350,690 and $454,050 for the three and nine months ended September 30, 1998 as compared to 1997, respectively, principally due to the increases in operating expenses described above, partially offset by increased revenue during the periods.


Liquidity and Capital Resources

         The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

         During the nine months ended September 30 1998, the Registrant generated $790,511 in net cash provided by operating activities.

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

         The Partnership has substantially completed construction of the 14 additional guest rooms at an approximate cost of $1,163,000.

         Acquisition of property and equipment during the nine months ended September 30, 1998 totaled $1,077,996 ($1,020,275 related to the 14 additional guest rooms). It is estimated that approximately $25,000 more will be expended in 1998 for ongoing renovations of existing assets.

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


                                          CASA MUNRAS HOTEL PARTNERS, L.P.



                                          By   /s/ JOHN F. ROTHMAN
                                               ---------------------------------
                                                   John F. Rothman
                                                   General Partner
Dated:   November 11, 1998





                                          By   /s/ RONALD A. YOUNG
                                               ---------------------------------
                                                   Ronald A. Young
                                                   General Partner
Dated: November 11, 1998

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
