Form 10KSB40
period 1998-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1999-03-30
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number: 0-8901


                        CASA MUNRAS HOTEL PARTNERS, L.P.
                 (Name of small business issuer in its charter)


        California                                              95-3235634
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (818) 888-6500
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                            -------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,273,340

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer's limited partnership units and the securities have only limited transfer rights.

                                     PART I.

Items 1. Description of Business.

     Casa Munras Hotel Partners, L.P. (the "Registrant"), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the "Units") at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by John F. Rothman and Ronald A. Young (the "Initial General Partners"). On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the "General Partner"), upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the "First Mortgage") on the Hotel (see "Borrowings" described below). The owners of the Units are hereinafter referred to as the "Limited Partners," and the Limited Partners and the General Partner collectively are hereinafter referred to as the "Partners". The Registrant's principal executive offices are located at 5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364. Its telephone number is (818) 888-6500.

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

     The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $4,273,340 and $3,991,382 generated at the Hotel for the years ended December 31, 1998 and 1997, approximately 80% represented room sales, 15% and 16% food and beverage sales and 2% lease revenues, respectively. The balance represented telephone revenues, interest and other income, including income from retail operations.

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

     The Registrant has a management contract ("Contract") with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras which expires in April of 2014. For additional information concerning Westland and the relationship of the General Partner to Westland, see Item 9 and Item 12 of this report.

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

     Inasmuch as one of the Initial General Partners controlled Westland at the time the Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement cannot be deemed to have been negotiated or established at arm's length, and the relationship between the Initial General Partners and Westland was not at arm's length and may have resulted in certain conflicts of interest. However, the Partnership feels that the relationship is reasonably equivalent to that of an arm's length relationship.

     The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 1998 and 1997:

                                                FOR THE THREE MONTHS ENDED
                   --------------------------------------------------------------------------------------
                   MARCH 31           JUNE 30          SEPTEMBER 30           DECEMBER 31           TOTAL
                   --------           -------          ------------           -----------           -----
Room Sales
  1998             $544,843           $925,229            $1,302,842             $655,115        $3,428,029
  1997              535,847            835,189             1,174,146              649,665         3,194,847
  1996              499,073            837,485             1,111,146              536,228         2,983,932
Food &
Beverage
Sales
  1998             $126,492           $180,816              $180,250             $170,554          $658,112
  1997              121,843            175,898               173,823              158,764           630,328
  1996              150,908            192,122               206,280              159,426           708,736
Total
Revenues
  1998             $709,885         $1,146,221            $1,542,912             $874,322        $4,273,340
  1997              695,679          1,049,660             1,392,537              853,506         3,991,382
  1996              682,264          1,073,777             1,370,350              736,344         3,862,735
Hotel
Occupancy
  1998                  50%                75%                   83%                  52%               65%
  1997                  51%                72%                   85%                  59%               67%
  1996                  55%                76%                   82%                  51%               66%
Average
Room Rate
  1998             $  79.82         $    88.37            $   103.38             $  81.82        $    90.43
  1997                77.22              84.12                 98.49                79.24             86.38
  1996                66.16              79.29                 97.04                74.74             81.24


     The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 85 full-time employees and approximately 13 part-time employees, none of whom is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

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


Competition and Seasonality

     The Hotel faces competition on the Monterey Peninsula from approximately 48 hotels with approximately 3,900 rooms of varying quality and size operated by individuals and corporations, some with greater financial resources than the Registrant or with more experience than the General Partner or Westland. The impact of this competition on the operations of the Hotel is difficult to evaluate, but competition is based on price, service, amenities and location. However, the General Partner believes that the occupancy levels of the Hotel are comparable to other similar hotels and motels on the Monterey Peninsula.

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

     The General Partner believes that the Las Vegas hotel market is the principal competition for the Monterey leisure market, and that such competition will continue and is likely to increase in the future.


Borrowings

     In June 1998, principal and accrued interest of $384,130 on the unsecured promissory note due to an affiliate of the Initial General Partners was repaid.

     In June 1998, principal and accrued interest of $231,979 on the unsecured promissory note payable to a bank was repaid.

     On April 6, 1998, one of the Initial General Partners advanced $200,000 and issued an unsecured 10% demand note to the Partnership; the funds were used to finish construction of the additional guest rooms. In June 1998, principal and accrued interest of $204,290 was repaid.

     On May 6, 1998, the Registrant entered into an unsecured 10% promissory note payable to a bank in the original principal amount of $250,000. The principal amount plus unpaid interest was due on July 1, 1998. In June 1998, principal and accrued interest of $252,014 was repaid.

     On June 12, 1998, the Registrant obtained the First Mortgage on the Hotel in the amount of $7,000,000. The First Mortgage requires monthly principal and interest payments of $52,643, with interest fixed at 7.7% per annum (the "Initial Interest Rate") until July 1, 2008, when the First Mortgage is scheduled to mature. On July 1, 2008, subject to certain conditions, the principal may be amortizable for two additional years. During this period, the Initial Interest Rate will change to the lesser of the maximum rate permitted by law or the greater of 2% above the Initial Interest Rate or 2% plus Treasury Rate, as defined in the First Mortgage. Monthly impound payments are required under the First Mortgage for property taxes, insurance, replacements and for any incentive management fees due Westland under the Contract. For information concerning Westland and the Contract, see Items 9 and 12 of this report.


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

     While portions of the main Hotel building are more than 150 years old, most of the guest rooms were constructed and placed in operation 30 to 35 years ago. The Initial General Partners sought and obtained approval of the limited partners for construction by the Partnership of 14 additional guest rooms on a small undeveloped portion of the Hotel property. Construction of the additional rooms was completed in June 1998. There are 166 guest rooms located in 11 one- and two-story buildings, most of which are oriented toward a central courtyard, garden area and swimming pool. In addition, there is a main building containing the lobby area, the restaurant, bar and banquet facility, several offices and meeting rooms capable of accommodating groups from 10 to 200. Located on the perimeter of the Site on Fremont and Munras are a number of business offices and retail commercial spaces, all of which are leased to tenants. There is adequate on and off-street parking to serve the Hotel, with access from Fremont Street along Munras Avenue.

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

     In 1997, the Hotel undertook a substantial capital refurbishment program which was completed in 1998. The Registrant expended $1,096,553 and $327,019 in 1998 and 1997 (including $1,005,282 and $143,435, respectively, for construction of 14 new guest rooms), which expenditures were funded with borrowings and from working capital. The general condition of all of the buildings and other facilities of the Hotel is good.

     It is expected the Partnership will have capital expenditures in 1999 totaling approximately $700,000. The capital improvements will continue to upgrade the Registrant's Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and cash provided by operations.

     The Partnership has obtained property and liability insurance coverage for the Hotel Facility which it believes is adequate. The Partnership has not obtained earthquake insurance coverage due to the cost of the premiums.


Item 3. Legal Proceedings.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     A solicitation of consent of the Limited Partners was made on May 15, 1998. The solicitation sought the Limited Partners approval of Amendment No. 21 to the Partnership Agreement which was required by the lender. The amendment included the following:

     1. removal of the Initial General Partners as the General Partners of the Partnership and the appointment of an "entity" in the form of a Limited Liability Company (owned by Rothman and Young) as the replacement General Partner;

     2. adoption of language in the Partnership Agreement prohibiting the Partnership from investing in any property other than the Casa Munras Hotel;

     3. assignment of the interest in the Partnership held by the Initial General Partners to the Limited Liability Company being appointed as the new General Partner of the Partnership; and,

     4. updating certain tax provisions of the Partnership Agreement as follows:

          a. that capital accounts will be maintained in accordance with the revised Internal Revenue Service Regulations;

          b.   qualified income offset and minimum gain chargeback provisions;
               and,

          c.   provision for allocation of excess non-recourse liabilities.

The Limited Partners voted 2264 for, 27 against/withheld and there were 2164 abstentions.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 31, 1999, was 586. No public trading market exists for the Units.

     The following cash distributions were paid to the Registrant's Partners during 1997, 1998 and through March 31, 1999:

                             DISTRIBUTION              AGGREGATE AMOUNT
DATE OF DISTRIBUTION         PER UNIT(*)              OF DISTRIBUTION(*)
--------------------         ------------             ------------------
January 31, 1997                $   38.00                   $  171,000
April 30, 1997                      10.00                       45,000
July 31, 1997                       20.00                       90,000
October 31, 1997                    70.00                      315,000
January 31, 1998                    20.00                       90,000
June 19, 1998                    1,039.00                    4,675,500

----------
(*) For the purpose of distributions, the Initial General Partners' $45,000 capital contribution is considered the equivalent of 45 Units.


In addition, a special distribution totaling $215,664 of refinance proceeds from the First Mortgage was paid to the General Partner on June 30, 1998. For information with respect to the special distribution paid to the General Partner, see Items 6 and 10.

Item 6. Management's Discussion and Analysis or Plan of Operation.


                                                    YEAR ENDED DECEMBER 31,
                      ---------------------------------------------------------------------------------
                         1998              1997              1996             1995              1994
                         ----              ----              ----             ----              ----
Revenues              $4,273,340        $3,991,382        $3,862,735       $3,305,500        $3,157,302

Net Income               339,169        $  595,573        $  447,254       $  286,698        $  289,986

Income Per
  Unit                $    75.37        $   132.35        $    99.39       $    63.71        $    64.44

Distributions
  Declared Per Unit   $ 1,039.00        $   120.00        $   138.00       $   100.00        $    90.00

Total Assets
  at December 31,     $5,721,774        $3,990,305        $4,039,085       $3,691,851        $3,990,801

Long-Term Obli-
  gations at
  December 31,
  (including
   current portion)   $6,952,889        $  271,219        $  369,844       $      -0-         $     -0-

----------

Year ended December 31, 1998 as compared to year ended December 31, 1997

     A decrease in hotel occupancy from 67% to 65% offset by an increase in the average room rate at the Hotel from $86.38 to $90.43 for 1997 as compared to 1998, respectively plus the addition of 14 new guest rooms available after June 21, 1998, resulted in an increase in room revenue from $3,194,847 to $3,428,029. The increase in number of rooms rented and in average room rates in 1998 and a full years impact of the 1997 capital improvement program are the principal reason room revenue increased in 1998 as compared to 1997.

     Food and beverage revenues increased $27,784 or 4% to $658,112 over 1997 comparable revenue. The increase in food and beverage revenues is attributed to greater numbers of hotel guest patrons in the restaurant and lounge due to additional rooms rented resulting from the new rooms added in 1998 as compared to 1997.

     Expenses totaled $3,934,171 or 92% of revenue, in 1998 as compared to $3,395,809 or 85% of revenues in 1997. The increase in the expense as a percentage of revenue is principally attributed to the increased interest expense as a result of the new First Mortgage totaling $297,197 or 7%.


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

     Expenses totaled $3,395,809 or 85% of revenues, in 1997 as compared to $3,415,481, or 88% of revenues, in 1996. The decrease in expenses as a percentage of revenue is principally attributed to increased revenues as a result of increased occupancy and average room rates, as compared to 1996. Many operating expenses are fixed in nature and do not increase at the same rate as revenues increase. In addition, repairs and maintenance were down $65,345 or approximately 21% to $243,087 in 1997 as compared to 1996. The decrease is primarily a result of the expanded capital improvement program to existing rooms in 1996 for which there were increased expenses.


Liquidity and Capital Resources

     The Registrant's primary source of cash is from the operation and leasing of the Hotel. During 1998, the Registrant generated $746,512 in net cash provided by operating activities.

     In June 1998, the Partnership obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 were due beginning August 1, 1998. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned "Borrowings".

     From the proceeds of the First Mortgage of $7,000,000, the Registrant repaid the notes payable to affiliates of $588,420 and the notes due to the bank of $480,125 and paid a distribution to the General and Limited Partners totaling $4,891,164, with the balance of $1,040,291 being used to fund the construction of the 14 additional guest rooms and other working capital purposes. The distribution paid from refinancing proceeds includes a special distribution of $215,664 paid to the General Partners as their 25% share of the refinancing proceeds in excess of the return to the General and Limited Partners of their original investment plus a 12% per year return from the Partnership's inception (partial years pro-rated) less previous distributions from the Partnership's inception paid to date.

     Capital expenditures, totaled $1,096,553 in 1998, of which $1,005,282 were expended for the 14 additional guest rooms completed in June 1998. It is expected the Partnership will have capital expenditures in 1999 totaling approximately $700,000. The capital improvements will continue to upgrade the Registrant's Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and from cash provided by operations.

     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the First Mortgage, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

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


Item 7. Financial Statements.

     The following are included in this Report in response to this Item immediately subsequent to the signature page:

     Independent Auditors' Report.

     Balance Sheets at December 31, 1998 and 1997.

     Statements of Operations for the years ended December 31, 1998 and 1997.

     Statements of Changes in Partners' (Deficit) Equity for the years ended December 31, 1998 and 1997.

     Statements of Cash Flows for the years ended December 31, 1998 and 1997.

     Notes to Financial Statements for the years ended December 31, 1998 and 1997.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Registrant has no directors or executive officers. The General Partner is Casa Munras GP, LLC, a California limited liability company, which replaced the Initial General Partners. The General Partner of the Registrant is equally owned by Messrs. Rothman and Young. Mr. Rothman, age 64, and Mr. Young, age 71, were the Initial General Partners of the Registrant since its formation, and were named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the "Partnership Agreement").

     Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a hotel/casino in Las Vegas, Nevada. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland.


Item 10. Executive Compensation.

     The General Partner does not receive any compensation from the Registrant for serving as the Registrant's general partner.

     Set forth below is a summary of all compensation which may be payable to the General Partner pursuant to the Partnership Agreement.

     (1) Acquisitions. In the event the Registrant purchases additional hotels, the General Partner is entitled to an acquisition fee of $20,000 per hotel.

     (2) Operations. The General Partner is entitled to a transfer fee of up to $50 per transfer of Units.

     (3) Disposition of Borrowing. Upon the sale or refinancing of the Hotel, the General Partner is entitled to 25% of the net cash proceeds subordinated to
(i) a 12% per annum cumulative return on the capital contributions of the Partners, and (ii) the return of such capital contributions to the Partners, to the extent such proceeds are distributed to the Partners.

     (4) Removal of the General Partner. The Partnership Agreement provides that if the General Partner of the Registrant should be removed by vote or written consent of the holders of a majority of the Units then held by Limited Partners entitled to vote, the Registrant will have the right, but not the obligation, to terminate the removed General Partner's interest in the compensation owed to such General Partner upon the sale or refinancing of the Hotel upon payment to such General Partner of an amount equal to the value of its interest in such compensation on the date of its removal, based upon the market value of the assets of the Registrant on and as if such assets were sold on the date of its removal. If the removed General Partner and the Registrant cannot mutually agree upon such value within 30 days following the election by the Registrant to so terminate the General Partner's interest, such value will be determined by arbitration. Payment to the removed General Partner of the value of its interest at the option of the Registrant will be made either (i) in a lump sum within 30 days following determination of the value thereof, or (ii) in equal installments of principal and interest at 7% per annum over a period of 60 months.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security ownership of certain beneficial owners.

     Except as set forth below, there is no person known to the Registrant to be the beneficial owner of more than 5% of the Units. The following information is based upon Amendment No. 20 filed with the State of California dated July 1, 1997, and as updated by the records of the Registrant.

                                                                NUMBER OF
                                                                UNITS AND
                                                                NATURE OF
                                                                BENEFICIAL
                            NAME AND ADDRESS OF                 OWNERSHIP AT             PERCENT
TITLE OF CLASS               BENEFICIAL OWNER                   MARCH 16, 1999           OF CLASS
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

----------

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

     (b)  Security ownership of management.

                                                   NUMBER OF UNITS AND
                                                   NATURE OF BENEFICIAL
                           NAME OF                 OWNERSHIP AS OF                    PERCENT
                           BENEFICIAL              CLOSE OF BUSINESS ON               OF
TITLE OF CLASS             OWNER                   MARCH 16, 1999                     CLASS
-------------------------------------------------------------------------------------------------
Limited                    John F. Rothman         35 Units*                              .786
Partnership                Ronald A. Young         46 Units*                             1.033
Units

----------

(*)  Owned directly.


     In addition, the General Partner owns a 1% interest in the equity, profits and losses of the Registrant by virtue of the $22,500 capital contribution to the Registrant by the Initial General Partners upon its formation.


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

     During 1998 and 1997, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 1998 and 1997, $858,079 and $607,662, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

     During 1998 and 1997, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 1998 and 1997 totaled $28,932 and $26,592, respectively.

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

     See also Item 10 for a description of the compensation that may be payable to the General Partner under the circumstances described therein.

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

 3.3 Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998.

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

10.9      Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel
          Partners, L.P. and Amresco Capital, L.P. (incorporated by reference to
          10.9 of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

10.10     Unsecured Demand Note dated April 6, 1998, in the principal amount of
          $200,000, executed by Casa Munras Hotel Partners, L.P. in favor of
          Ronald A. Young.

10.11 Promissory Note dated as of May 6, 1998, in the principal amount of $250,000, executed by Casa Munras Hotel Partners in favor of City
          National Bank.


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


CASA MUNRAS HOTEL PARTNERS, L.P.



CASA MUNRAS GP, LLC
General Partner

By:  /s/ John F. Rothman                                    Date: March 30, 1999
   -------------------------------------
    John F. Rothman, Managing Member

INDEPENDENT AUDITORS' REPORT



To the Partners of
Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the "Partnership"), as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

March 19, 1999

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                          1998             1997
                                                      -----------     -----------
                                     ASSETS
CURRENT ASSETS:
         Cash                                         $ 1,077,900     $   367,327
         Accounts receivable                               42,219          55,151
         Food and beverage inventories                     17,834          15,908
         Prepaid expenses                                  69,931          33,566
                                                      -----------     -----------
                Total current assets                    1,207,884         471,952
                                                      -----------     -----------

    LAND, PROPERTY AND EQUIPMENT - at cost:
         Building and improvements                      5,802,211       4,793,731
         Hotel furnishings and equipment                1,697,701       1,480,980
         Restaurant furnishings and equipment              52,266          37,479
         Construction in progress                            --           143,435
         Less accumulated depreciation                 (4,212,919)     (3,849,939)
                                                      -----------     -----------
                                                        3,339,259       2,605,686
         Land                                             700,000         700,000
                                                      -----------     -----------
                Land, property and equipment - net      4,039,259       3,305,686
                                                      -----------     -----------
    OTHER ASSETS:
         Liquor license                                    40,000          40,000
         Loan commitment fees - net                       222,689         172,667
         Escrow impound accounts                          211,942            --
                                                      -----------     -----------
                Total other assets                        474,631         212,667
                                                      -----------     -----------
                 TOTAL                                $ 5,721,774     $ 3,990,305
                                                      ===========     ===========

                LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
         Accounts payable - trade                     $    66,260     $    44,061
         Accounts payable - related parties                55,707          34,712
         Accrued incentive management fees -
           related parties                                151,812         144,190
         Accrued salaries and wages                        58,667          55,003
         Accrued room tax                                  32,671          30,476
         Accrued other                                      9,241           7,912
         Distributions payable                               --            90,000
         Current portion of long-term debt                 99,823          98,625
         Note payable to affiliate                           --           366,210
                                                      -----------     -----------
                Total current liabilities                 474,181         871,189
    LONG-TERM DEBT                                      6,853,066         172,594
                                                      -----------     -----------
                Total liabilities                       7,327,247       1,043,783
                                                      -----------     -----------
    PARTNERS' (DEFICIT) EQUITY:
         General Partners (45 units issued and
            outstanding)                                 (229,560)         29,467
         Limited Partners (4,455 units issued
            and outstanding)                           (1,375,913)      2,917,055
                                                      -----------     -----------
                Total partners' (deficit) equity       (1,605,473)      2,946,522
                                                      -----------     -----------
                 TOTAL                                $ 5,721,774     $ 3,990,305
                                                      ===========     ===========




                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                    1998          1997
                                                                 ----------    ----------
REVENUES:
         Room                                                    $3,428,029    $3,194,847
         Food and beverage                                          658,112       630,328
         Lease                                                       91,991        87,072
         Telephone                                                   46,711        43,112
         Other                                                       48,497        36,023
                                                                 ----------    ----------
                 Total                                            4,273,340     3,991,382
                                                                 ----------    ----------
    EXPENSES:
         Rooms                                                      973,070       890,228
         Food and beverage                                          600,527       575,019
         Administrative and general                                 387,139       352,925
         Depreciation and amortization                              374,698       341,558
         Interest                                                   335,829        67,403
         Management fees                                            319,379       301,133
         Marketing                                                  304,599       265,033
         Repairs and maintenance                                    259,641       243,087
         Energy cost                                                169,041       153,543
         Partnership administration and professional fees            88,395        67,858
         Property taxes                                              67,736        65,084
         Insurance                                                   31,610        48,298
         Telephone                                                   22,507        24,640
                                                                 ----------    ----------
             Total (includes reimbursed costs and payments
              for services to related parties of $957,153 and
              $773,608 during 1998 and 1997, respectively)        3,934,171     3,395,809
                                                                 ----------    ----------
    NET INCOME                                                   $  339,169    $  595,573
                                                                 ==========    ==========
    ALLOCATION OF NET INCOME:
         General Partners                                        $    3,392    $    5,956
         Limited Partners ($75.37 per Unit in 1998 and
            $132.35 per Unit in 1997, based upon
            4,455 Limited Partnership Units)                        335,777       589,617
                                                                 ----------    ----------
                 Total                                           $  339,169    $  595,573
                                                                 ==========    ==========
    DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP
      UNIT (based upon 4,500 Total
      Units outstanding):
             Ordinary income                                     $    75.37    $   120.00
             Return of capital                                       963.63          --
                                                                 ----------    ----------

                                                                 $ 1,039.00    $   120.00
                                                                 ==========    ==========


                 See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

-------------------------------------------------------------------------------

                                   GENERAL         LIMITED
                                   PARTNERS        PARTNERS            TOTAL
-------------------------------------------------------------------------------
EQUITY, JANUARY 1, 1997           $  28,911       $ 2,862,038       $ 2,890,949

NET INCOME                            5,956           589,617           595,573

DISTRIBUTIONS TO PARTNERS            (5,400)         (534,600)         (540,000)
                                  ---------       -----------       -----------

EQUITY, DECEMBER 31, 1997            29,467         2,917,055         2,946,522

NET INCOME                            3,392           335,777           339,169

DISTRIBUTIONS TO PARTNERS          (262,419)       (4,628,745)       (4,891,164)
                                  ---------       -----------       -----------

DEFICIT, DECEMBER 31, 1998        $(229,560)      $(1,375,913)      $(1,605,473)
                                  =========       ===========       ===========



                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------

                                                                     1998              1997
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                   $   339,169       $   595,573
     Adjustments to reconcile net income to net cash
            provided by operating activities:
         Depreciation and amortization                                374,698           341,558
         Change in assets and liabilities:
            Accounts receivable                                        12,932            (4,918)
            Food and beverage inventories                              (1,926)            4,890
            Prepaid expenses                                          (36,365)            4,892
            Accounts payable and accrued expenses                      29,387              (179)
            Accounts payable and accrued expenses -
               related parties                                         28,617            40,738
                                                                  -----------       -----------

            Net cash provided by operating activities                 746,512           982,554
                                                                  -----------       -----------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                         (1,096,553)         (327,019)
                                                                  -----------       -----------

FINANCING ACTIVITIES:
     Borrowings from affiliates                                       222,210            34,713
     Payments on notes from affiliates                               (588,420)               --
     Borrowings on note payable                                       250,000                --
     Payment on note payable                                         (250,000)               --
     Long-term borrowings                                           7,000,000                --
     Payment of long-term debt                                       (318,330)          (98,625)
     Loan commitment fees                                             (61,740)         (172,667)
     Impound escrow accounts                                         (211,942)               --
     Distributions paid to Partners                                (4,981,164)         (621,000)
                                                                  -----------       -----------

            Cash provided by (used for) financing activities        1,060,614          (857,579)
                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                                       710,573          (202,044)

CASH AT BEGINNING OF YEAR                                             367,327           569,371
                                                                  -----------       -----------

CASH AT END OF YEAR                                               $ 1,077,900       $   367,327
                                                                  ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
     Cash paid during the year for interest                       $   335,829       $    32,690
                                                                  ===========       ===========

     Cash paid during the year for taxes                          $       800       $       800
                                                                  ===========       ===========


                See accompanying notes to financial statements.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

    General Information:

    General - Casa Munras Hotel Partners, L.P. (the "Partnership") was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel ("the Casa Munras") located in Monterey, California. The Casa Munras has 166 guest rooms, a restaurant, bar and banquet facilities, and several retail stores.

    The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the "Initial General Partners") who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the "General Partner") upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the "First Mortgage") on the Hotel (see
    Note 4). The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership.

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

    The carrying value of long-term debt approximates fair value at December 31, 1998, as the related interest rate is in line with market rates.

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

    Loan Commitment Fee - The loan commitment fee is net of accumulated amortization of $11,718 in 1998. The loan commitment fee on the First Mortgage is amortized over the ten year term of the loan using the straight-line method which approximates the effective interest rate method (see Note 4).

    Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 1998, the Partnership's net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

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

    Impairment of Long-Lived Assets - Based on an evaluation of existing long-lived assets performed in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership has determined that no impairment has occurred for the years ended December 31, 1998 and 1997.

2.  NOTES PAYABLE TO AFFILIATES

    In June 1998, principal and accrued interest of $384,130 on the unsecured promissory note due to an affiliate of the Initial General Partners was repaid.

    On April 6, 1998, one of the Initial General Partners advanced $200,000 and issued an unsecured 10% demand note to the Partnership; the funds were used to finish construction of the additional guest rooms. In June 1998, principal and accrued interest of $204,290 was repaid.


3.  NOTE PAYABLE

    On May 6, 1998, the Registrant entered into an unsecured 10% promissory note payable to a bank in the original principal amount of $250,000. The principal amount plus unpaid interest was due on July 1, 1998. In June 1998, principal and accrued interest of $252,014 was repaid.


4.  LONG-TERM DEBT

    Long-term debt as of December 31 consisted of the following:

                                                           1998            1997
                                                        ----------      ----------
    First Mortgage payable --
        monthly principal and interest (7.7%)
        payments of $52,643 through June 2008;
        beginning July 2008, interest rate equals
        the lesser of the maximum rate permitted
        by law or the greater of 2% above the
        initial interest rate or 2% plus the
        treasury rate, as defined in the
        Agreement; due July 2010; impounds
        required for property taxes, insurance,
        replacements and incentive management fees
        due Westland under the Contract (see note
        5), payable monthly; certain additional
        restrictions apply regarding payment of
        Partnership distributions                       $6,952,889        $     --

    Unsecured Promissory Note -
        Paid off in June, 1998                                  --         271,219
                                                        ----------        --------
                                                         6,952,889         271,219

    Less current portion                                    99,823          98,625
                                                        ----------        --------

    Long-term debt                                      $6,853,066        $172,594
                                                        ==========        ========

    Principal payments required for the years ending December 31, are as follows:

                   1999                     $   99,823
                   2000                        107,786
                   2001                        116,385
                   2002                        125,670
                   2003                        135,696
                   Thereafter                6,367,529
                                            ----------

                   Total                    $6,952,889
                                            ==========

    Substantially all of the assets of the Partnership are pledged as security for the above debt.


5.  LEASE REVENUE

    The retail stores are leased to other business establishments. These leases range from one to two years and provide annual rents of approximately $91,900.


6.  MANAGEMENT AND RELATED PARTIES

    The Partnership has a management contract (the "Contract") with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional projects. The Contract has an expiration date in 2014.

    Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners' then invested capital, as defined. Minimum management fees for 1998 and 1997 were $167,567 and $156,943, respectively. Incentive management fees for 1998 and 1997 were $151,812 and $144,190, respectively.

    Ronald A. Young, an Initial General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland.

    The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker's compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 1998 and 1997 were $887,011 and $634,254, respectively.

    Accounts payable and accrued expenses as of December 31, 1998 and 1997 include $207,519 and $178,902, respectively, in amounts due Westland.

    The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 1998 and 1997 such reserves were not required, as the Partnership's expenditures for replacements exceeded the reserve called for in the contract.


7.  DISTRIBUTIONS TO PARTNERS

    The following table summarized the distributions accrued and paid to Partners for 1998 and 1997:

                                                          PER UNIT          TOTAL
                                                         ----------      ----------
    Distributions during 1997:
        Distributions accrued in 1996, paid in 1997      $    38.00      $  171,000
                                                         ----------      ----------
        Distributions accrued and paid in 1997:
           April 30, 1997                                     10.00          45,000
           July 31, 1997                                      20.00          90,000
           October 31, 1997                                   70.00         315,000
                                                         ----------      ----------

    Total paid in 1997                                   $   138.00      $  621,000
                                                         ==========      ==========

    Total accrued and paid in 1997                           100.00         450,000
    Distributions accrued in 1997, paid in 1998               20.00          90,000
                                                         ----------      ----------

    Total distributions for 1997                         $   120.00      $  540,000
                                                         ==========      ==========

    Distributions during 1998:
        Distributions accrued in 1997, paid in 1998      $    20.00      $   90,000
        Distributions accrued and paid in 1998:
           June 19, 1998                                 $ 1,039.00      $4,675,500
                                                         ----------      ----------

    Total paid in 1998                                   $ 1,059.00      $4.765,500
                                                         ==========      ==========


    In addition, a Special Distribution totaling $215,664 of refinance proceeds from the First Mortgage was paid to the General Partner on June 30, 1998 (the "Special Distribution"). The Special Distribution is the General Partner's 25% share of the refinancing proceeds in excess of the return to the General and Limited Partners of their original investment plus a 12% per year return from the Partnership's inception (partial years prorated) less previous distributions from the Partnership's inception paid to date.

8.  YEAR 2000 COMPLIANCE (Unaudited)

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