Form 10QSB
period 1999-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 1999-05-12
CIK 311158

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

        [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 and should be read in connection therewith. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                   ------------    ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
      Cash                                                         $    987,131    $  1,077,900
      Accounts receivable                                                46,126          42,219
      Food and beverage inventories                                      15,636          17,834
      Prepaid expenses                                                   50,288          69,931
                                                                   ------------    ------------
              Total current assets                                    1,099,181       1,207,884
                                                                   ------------    ------------
LAND, PROPERTY AND EQUIPMENT - at cost:
      Building and improvements                                       5,802,211       5,802,211
      Hotel furnishings and equipment                                 1,700,076       1,697,701
      Restaurant furnishings and equipment                               54,834          52,266
      Construction in progress                                           65,368              --
      Less accumulated depreciation                                  (4,302,919)     (4,212,919)
                                                                   ------------    ------------
                                                                      3,319,570       3,339,259
      Land                                                              700,000         700,000
                                                                   ------------    ------------
              Land, property and equipment - net                      4,019,570       4,039,259
                                                                   ------------    ------------
OTHER ASSETS:
      Liquor license                                                     40,000          40,000
      Loan commitment fees - net                                        217,788         222,689
      Escrow impound accounts                                           180,440         211,942
                                                                   ------------    ------------
              Total other assets                                        438,228         474,631
                                                                   ------------    ------------
              TOTAL                                                $  5,556,979    $  5,721,774
                                                                   ============    ============
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable - trade                                     $     61,268    $     66,260
      Accounts payable - related parties                                 53,736          55,707
      Accrued incentive management fees - related parties               122,159         151,812
      Accrued salaries and wages                                         55,879          58,667
      Accrued room tax                                                   24,514          32,671
      Accrued other                                                      22,263           9,241
      Current portion of long-term debt                                  98,625          99,823
                                                                   ------------    ------------
              Total current liabilities                                 438,444         474,181

LONG-TERM DEBT                                                        6,830,022       6,853,066
                                                                   ------------    ------------
              Total liabilities                                       7,268,466       7,327,247
                                                                   ------------    ------------
PARTNERS' DEFICIT:
      General Partners (45 units issued and outstanding)               (230,620)       (229,560)
      Limited Partners (4,455 units issued and outstanding)          (1,480,867)     (1,375,913)
                                                                   ------------    ------------
              Total Partners' deficit                                (1,711,487)     (1,605,473)
                                                                   ------------    ------------
              TOTAL                                                $  5,556,979    $  5,721,774
                                                                   ============    ============

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                        1999            1998
                                                                                    ------------     ----------
REVENUES:
      Room                                                                          $    689,257     $  544,843
      Food and beverage                                                                  161,631        126,492
      Lease                                                                               23,858         23,093
      Telephone                                                                           13,193         11,095
      Other                                                                               14,346          4,361
                                                                                    ------------     ----------
          Total                                                                          902,285        709,884
                                                                                    ------------     ----------
OPERATING EXPENSES:
      Rooms                                                                              231,011        208,819
      Food and beverage                                                                  147,646        133,642
      Interest                                                                           133,688         15,793
      Administrative and general                                                          92,210         83,993
      Depreciation and amortization                                                       94,901         78,000
      Management fee                                                                      55,462         32,315
      Marketing                                                                           79,436         71,183
      Repairs and maintenance                                                             61,740         68,175
      Energy cost                                                                         53,052         43,763
      Partnership administration and professional fees                                    30,814         31,822
      Property taxes                                                                      15,769         15,855
      Insurance                                                                            7,809          7,809
      Telephone                                                                            4,761          4,307
                                                                                    ------------     ----------
          Total (including reimbursed costs and payments for services to related parties of $130,761 and $186,422 for the three months ended
              March 31, 1999 and 1998, respectively)                                   1,008,299        795,476
                                                                                    ------------     ----------
NET LOSS                                                                            $   (106,014)    $  (85,592)
                                                                                    ============     ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                       1999         1998
                                                                    ----------    --------
ALLOCATION OF NET LOSS:
      General Partners                                              $   (1,060)   $   (856)
      Limited Partners (4,455 Limited
          Partnership units outstanding)                              (104,954)    (84,736)
                                                                    ----------    --------
              Total                                                 $ (106,014)   $(85,592)
                                                                    ==========    ========
DISTRIBUTION TO PARTNERS                                                    --          --
                                                                    ==========    ========
PER UNIT INFORMATION (based upon 4,500 total units outstanding):
          Net Loss                                                  $   (23.56)   $ (19.02)
                                                                    ==========    ========
          Distribution                                                      --          --
                                                                    ==========    ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                         1999            1998
                                                                     ------------     ----------
OPERATING ACTIVITIES:
      Net loss                                                       $   (106,014)    $  (85,592)
      Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                                    94,901         78,000
          Change in assets and liabilities:
              Accounts receivable                                          (3,907)        24,049
              Food and beverage inventories                                 2,198            180
              Prepaid expenses                                             19,643         (1,803)
              Account payable and accrued expenses                        (34,539)        61,644
                                                                     ------------     ----------
              Net cash (used in) provided by operating activities         (27,718)        76,478
                                                                     ------------     ----------
INVESTING ACTIVITIES:
      Acquisition of property and equipment                               (70,311)      (186,985)
                                                                     ------------     ----------
FINANCING ACTIVITIES:
      Borrowings from affiliates                                               --          9,231
      Payment of long-term debt                                           (24,242)       (24,656)
      Loan commitment fees                                                     --        (45,422)
      Impound escrow accounts                                              31,502             --
      Distributions paid to Partners                                           --        (90,000)
                                                                     ------------     ----------
              Net cash provided by (used in) financing activities           7,260       (150,847)
                                                                     ------------     ----------

DECREASE IN CASH                                                          (90,769)      (261,354)

CASH AT BEGINNING OF PERIOD                                             1,077,900        367,327
                                                                     ------------     ----------
CASH AT END OF PERIOD                                                $    987,131     $  105,973
                                                                     ============     ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -

      Cash paid during the period for interest                       $    133,688     $   15,793
                                                                     ============     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

      For the three months ended March 31, 1999 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 54% versus 50% and average room rates were $84.76 versus $81.94, resulting in an increase in room revenue totaling $144,414 for the three months ended March 31, 1999 as compared to the comparable period in 1998. Food and beverage revenues increased $35,139 for the three months ended March 31, 1999 as compared to the first quarter of 1998. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program and as a result of the new room addition. The increase in occupancy is attributed to increased leisure travel in the first quarter of 1999 as compared to 1998.

      Operating expenses totaled $1,008,299 and $795,476 for the three months ended March 31, 1999 and 1998, respectively. The principal reasons for the increase in operating expenses in 1999 as compared to 1998 were increased interest expense due to the new first mortgage and increased depreciation and room expenses due to the new room addition and increased occupancy.

      Net loss increased $20,422 to $106,014 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in the net loss in the first quarter of 1999 as compared to 1998 is primarily a result of increased interest expense partially offset by increased revenues.

Liquidity and Capital Resources

      The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

      During the three months ended March 31, 1999, the Registrant used $27,718 in net cash flow for operating activities. Reductions in long-term debt totaled $24,242 while impound escrow accounts decreased $31,502 during the first quarter 1999.

      Acquisition of property and equipment during the three months ended March 31, 1999 totaled $70,311. It is estimated that approximately $650,000 more will be expended in 1999 for ongoing renovations of existing assets.

      The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 200 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

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

                                       CASA MUNRAS HOTEL PARTNERS, L.P.


                                       CASA MUNRAS GP, LLC
                                       General Partner

                                       By JOHN F. ROTHMAN
                                          --------------------------------------
                                          John F. Rothman, Managing Member

Dated: May 12, 1999

                                  EXHIBIT INDEX


                                                         Sequentially
Exhibit                                                    Numbered
Number            Description                                Page
-------           -----------                            -------------
   27             Financial Data Schedule