Form 10QSB
period 1999-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1999-08-10
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 and should be read in connection therewith. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                                 BALANCE SHEETS


----------------------------------------------------------------------------------------------
                                                                   June 30,        December 31,
                                                                     1999             1998
                                                                 (Unaudited)
----------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                       $   973,720       $ 1,077,900
      Accounts receivable                                            143,282            42,219
      Food and beverage inventories                                   15,193            17,834
      Prepaid expenses                                                65,023            69,931
                                                                 -----------       -----------
              Total current assets                                 1,197,218         1,207,884
                                                                 -----------       -----------
LAND, PROPERTY AND EQUIPMENT - at cost:
      Building and improvements                                    5,802,211         5,802,211
      Hotel furnishings and equipment                              1,706,385         1,697,701
      Restaurant furnishings and equipment                            54,833            52,266
      Construction in progress                                       247,127                --
      Less accumulated depreciation                               (4,392,919)       (4,212,919)
                                                                 -----------       -----------
                                                                   3,417,637         3,339,259
      Land                                                           700,000           700,000
                                                                 -----------       -----------
              Land, property and equipment - net                   4,117,637         4,039,259
                                                                 -----------       -----------
OTHER ASSETS:
      Liquor license                                                  40,000            40,000
      Loan commitment fees - net                                     212,886           222,689
      Escrow impound accounts                                        236,042           211,942
                                                                 -----------       -----------
              Total other assets                                     488,928           474,631
                                                                 -----------       -----------
              TOTAL                                              $ 5,803,783       $ 5,721,774
                                                                 ===========       ===========

                       LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable - trade                                   $    72,708       $    66,260
      Accounts payable - related parties                              48,871            55,707
      Accrued incentive management fees - related parties             70,708           151,812
      Accrued salaries and wages                                      59,718            58,667
      Accrued room tax                                                65,548            32,671
      Accrued other                                                   44,422             9,241
      Guest advance deposits                                         187,231                --
      Distributions payable                                           67,500                --
      Current portion of long-term debt                              103,728            99,823
                                                                 -----------       -----------
              Total current liabilities                              720,434           474,181
LONG-TERM DEBT                                                     6,800,207         6,853,066
                                                                 -----------       -----------
              Total liabilities                                    7,520,641         7,327,247
                                                                 -----------       -----------
PARTNERS' DEFICIT:
      General Partner (45 units issued and outstanding)             (230,674)         (229,560)
      Limited Partners (4,455 units issued and outstanding)       (1,486,184)       (1,375,913)
                                                                 -----------       -----------
              Total Partners' deficit                             (1,716,858)       (1,605,473)
                                                                 -----------       -----------
              TOTAL                                              $ 5,803,783       $ 5,721,774
                                                                 ===========       ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



-------------------------------------------------------------------------------------------------
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
REVENUES:
      Room                                   $  993,626    $  925,229    $1,682,883    $1,470,072
      Food and beverage                         211,615       180,816       373,246       307,308
      Lease                                      23,729        22,586        47,587        45,679
      Telephone                                  14,377        12,357        27,570        23,452
      Other                                      13,703         5,235        28,049         9,596
                                             ----------    ----------    ----------    ----------
          Total                               1,257,050     1,146,223     2,159,335     1,856,107
                                             ----------    ----------    ----------    ----------

OPERATING EXPENSES:
      Rooms                                     287,743       240,155       518,754       448,974
      Food and beverage                         163,756       157,174       311,402       290,816
      Administrative and general                 98,466        99,611       190,676       183,604
      Management fees                            99,692        91,711       155,154       124,026
      Depreciation and amortization              94,902        83,000       189,803       161,000
      Marketing                                  95,597        80,862       175,033       152,045
      Repairs and maintenance                    65,900        64,724       127,640       132,899
      Interest                                  133,220        51,286       266,908        67,079
      Energy cost                                43,514        41,761        96,566        85,524
      Partnership administration
          and professional fees                  14,415        16,680        45,229        48,502
      Property taxes                             16,990        15,793        32,759        31,648
      Insurance                                   7,809         7,809        15,618        15,618
      Telephone                                   5,417         6,705        10,178        11,012
                                             ----------    ----------    ----------    ----------
          Total (including reimbursed
            costs and payments for
            services to related parties
            of $130,761 and $275,743
            and $348,122 and $462,165
            for the three and six months
            ended June 30, 1999 and 1998,
            respectively)                     1,127,421       957,271     2,135,720     1,752,747
                                             ----------    ----------    ----------    ----------
NET INCOME                                   $  129,629    $  188,952    $   23,615    $  103,360
                                             ==========    ==========    ==========    ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



-----------------------------------------------------------------------------------------------------
                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,
                                                    1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------
ALLOCATION OF NET INCOME:
   General Partner                               $    1,296    $    1,890    $      236    $    1,034
   Limited Partners (4,455 Limited
      Partnership units outstanding)                128,333       187,062        23,379       102,326
                                                 ----------    ----------    ----------    ----------
          Total                                  $  129,629    $  188,952    $   23,615    $  103,360
                                                 ==========    ==========    ==========    ==========


DISTRIBUTION TO PARTNERS:
   Distribution to Partners                      $  135,000    $4,675,500    $  135,000    $4,675,500

   Special distribution of refinance proceeds            --       215,644            --       215,644
                                                 ----------    ----------    ----------    ----------
          Total Distribution to Partners         $  135,000    $4,891,144    $  135,000    $4,891,144
                                                 ==========    ==========    ==========    ==========


PER UNIT INFORMATION
   (based upon 4,500 total
   units outstanding):

          Net Income                             $    28.81    $    41.99    $     5.25    $    22.97
                                                 ==========    ==========    ==========    ==========


          Distribution                           $    30.00    $ 1,039.00    $    30.00    $ 1,039.00
                                                 ==========    ==========    ==========    ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



----------------------------------------------------------------------------------------------------
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income                                                       $    23,615       $   103,360
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                    189,803           161,000
          Change in assets and liabilities:
              Accounts receivable                                         (101,063)          (15,874)
              Food and beverage inventories                                  2,641              (671)
              Prepaid expenses                                               4,908            (3,102)
              Account payable and accrued expenses                         242,348           235,259
                                                                       -----------       -----------
              Net cash provided by operating activities                    362,252           479,972
                                                                       -----------       -----------

INVESTING ACTIVITIES:
      Acquisition of property and equipment                               (258,378)       (1,076,103)
                                                                       -----------       -----------

FINANCING ACTIVITIES:
      Borrowings from affiliates                                                --           222,210
      Payments on notes from affiliates                                         --          (588,420)
      Long-term borrowings                                                      --         7,250,000
      Payment of long-term debt                                            (48,954)         (521,219)
      Loan commitment fee                                                       --           (23,428)
      Distributions paid to Partners                                      (135,000)       (4,891,164)
      Impound escrow accounts                                              (24,100)          (66,550)
                                                                       -----------       -----------

              Net cash (used in) provided by financing activities         (208,054)        1,381,429
                                                                       -----------       -----------

NET (DECREASE) INCREASE IN CASH                                           (104,180)          785,298

CASH AT BEGINNING OF PERIOD                                              1,077,900           367,327
                                                                       -----------       -----------
CASH AT END OF PERIOD                                                  $   973,720       $ 1,152,625
                                                                       ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
      Cash paid during the period for interest                         $   266,908       $   335,829
                                                                       ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998

         For the three and six months ended June 30, 1999 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 72% and 63% versus 75% and 63% and average room rates were $91.21 and $88.45 versus $88.37 and $84.99, resulting in an increase in room revenue totaling $68,397 and $212,811 for the three and six months ended June 30, 1999 as compared to the comparable period in 1998, respectively. Food and beverage revenues increased $30,799 and $65,938 for the three and six months ended June 30, 1999 as compared to 1998, respectively. The increase in room rates for the three and six months ended June 30, 1999 as compared to the same period of the prior year reflects management's decision to charge more for rooms as a result of the capital improvements program. Occupancy was down 3 percentage points in the second quarter of 1999 over the comparable quarter of last year primarily the result of increased room count in 1999 due to the new room addition coupled with reduced group business partially offset by increased leisure travel. Occupancy for the six months ended June 30, 1999 as compared to 1998 is flat, with increased room count and reduced group business offset by increased leisure travel. Food and beverage revenues have increased in 1999 over the comparable 1998 period primarily due to increased patrons as a result of increased rooms rented.

         Operating expenses totaled $1,127,421 and $2,135,720 for the three and six months ended June 30, 1999 as compared to $957,271 and $1,752,747 for the three and six months ended June 30, 1998. The principal reasons for the increase in operating expenses in 1999 as compared to 1998 were increased interest expense due to the new first mortgage and increased depreciation and room expenses due to the new rooms added and increased rooms rented.

         Net income decreased $59,323 and $79,745 to $129,629 and $23,615 for the three and six months ended June 30, 1999 as compared to 1998, respectively. The decrease in the net income in the second quarter of 1999 as compared to 1998 is primarily a result of increased interest expense partially offset by increased revenues.


Liquidity and Capital Resources

         The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

         During the six months ended June 30, 1999, the Registrant generated $352,449 in net cash flow for operating activities. Reductions in long-term debt totaled $48,954, impound escrow accounts increased $24,100, and distributions to partners totaled $135,000 during the six month period ended June 30, 1999.

         Acquisition of property and equipment during the six months ended June 30, 1999 totaled $258,378. It is estimated that approximately $400,000 more will be expended in 1999 for ongoing renovations of existing assets.

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

         Many of the Partnership's systems include packaged software recently updated from large vendors who have represented that these systems are already Year 2000 compliant. The Partnership has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Partnership is vulnerable to any third party Year 2000 issues. Based on these communications, the Partnership does not expect that their business will be significantly impacted by the Year 2000. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Partnership's systems, would not have a material adverse effect on the Partnership. The Partnership is prepared to utilize manual procedures in the event of certain automated system failures.

         The total cost to the Partnership of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in fiscal years 1999 or 2000.


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



                                        CASA MUNRAS HOTEL PARTNERS, L.P.




                                        CASA MUNRAS GP, LLC
                                        General Partner



                                        By  JOHN F. ROTHMAN
                                           -------------------------------------
                                            John F. Rothman, Managing Member


Dated:   August 10, 1999

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