Form 10QSB
period 1999-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 1999-11-04
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended September 30, 1999

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                  September 30,        December 31,
                                                                      1999                 1998
                                                                  -------------        ------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash                                                         $ 1,511,937         $ 1,077,900
      Accounts receivable                                              194,048              42,219
      Food and beverage inventories                                     16,047              17,834
      Prepaid expenses                                                  59,864              69,931
                                                                   -----------         -----------
              Total current assets                                   1,781,896           1,207,884
                                                                   -----------         -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
      Building and improvements                                      5,802,211           5,802,211
      Hotel furnishings and equipment                                1,724,928           1,697,701
      Restaurant furnishings and equipment                              54,833              52,266
      Less accumulated depreciation                                 (4,482,919)         (4,212,919)
                                                                   -----------         -----------
                                                                     3,099,053           3,339,259
      Land                                                             700,000             700,000
      Construction in progress                                         308,889                  --
                                                                   -----------         -----------
              Land, property and equipment - net                     4,107,942           4,039,259
                                                                   -----------         -----------

OTHER ASSETS:

      Liquor license                                                    40,000              40,000
      Loan commitment fees - net                                       207,984             222,689
      Escrow impound accounts                                          260,417             211,942
                                                                   -----------         -----------
              Total other assets                                       508,401             474,631
                                                                   -----------         -----------
              TOTAL                                                $ 6,398,239         $ 5,721,774
                                                                   ===========         ===========

                       LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable - trade                                     $    65,461         $    66,260
      Accounts payable - related parties                                35,982              55,707
      Accrued incentive management fees - related parties              165,086             151,812
      Accrued salaries and wages                                        77,429              58,667
      Accrued room tax                                                  45,884              32,671
      Accrued other                                                     76,076               9,241
      Guest advance deposits                                           308,276                  --
      Distributions payable                                             67,500                  --
      Current portion of long-term debt                                105,738              99,823
                                                                   -----------         -----------
              Total current liabilities                                947,432             474,181

LONG-TERM DEBT                                                       6,773,007           6,853,066
                                                                   -----------         -----------
              Total liabilities                                      7,720,439           7,327,247
                                                                   -----------         -----------

PARTNERS' DEFICIT:
      General Partner (45 units issued and outstanding)               (226,727)           (229,560)
      Limited Partners (4,455 units issued and outstanding)         (1,095,473)         (1,375,913)
                                                                   -----------         -----------
              Total Partners' deficit                               (1,322,200)         (1,605,473)
                                                                   -----------         -----------
              TOTAL                                                $ 6,398,239         $ 5,721,774
                                                                   ===========         ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                   --------------------------      --------------------------
                                                      1999            1998            1999            1998
                                                   ----------      ----------      ----------      ----------
REVENUES:
      Room                                         $1,443,984      $1,302,842      $3,126,867      $2,772,914
      Food and beverage                               199,949         180,250         573,195         487,558
      Lease                                            23,300          23,006          70,887          68,685
      Telephone                                        15,184          13,637          42,754          37,089
      Other                                            14,365          23,176          42,414          32,772
                                                   ----------      ----------      ----------      ----------
          Total                                     1,696,782       1,542,911       3,856,117       3,399,018
                                                   ----------      ----------      ----------      ----------

OPERATING EXPENSES:
      Room                                            322,330         276,851         841,084         725,825
      Food and beverage                               159,249         158,358         470,651         449,174
      Administrative and general                      123,154         105,025         313,830         288,629
      Management fees                                 161,356         147,092         316,510         271,118
      Depreciation and amortization                    94,902          97,902         284,705         258,902
      Marketing                                        93,700          74,742         268,733         226,787
      Repairs and maintenance                          64,646          69,882         192,286         202,781
      Interest                                        132,739         134,601         399,647         201,680
      Energy cost                                      45,272          38,495         141,838         124,019
      Partnership administration
          and professional fees                         3,397          55,264          48,626         103,766
      Property taxes                                   21,068          20,179          53,827          51,827
      Insurance                                         7,809           7,809          23,427          23,427
      Telephone                                         5,002           6,021          15,180          17,033
                                                   ----------      ----------      ----------      ----------
          Total (including reimbursed costs
              and payments for services to
              related parties of $226,791
              and $394,602 and $574,912 and
              $841,767 for the three and
              nine months ended September 30,
              1999 and 1998, respectively)          1,234,624       1,192,221       3,370,344       2,944,968
                                                   ----------      ----------      ----------      ----------
NET INCOME                                         $  462,158      $  350,690      $  485,773      $  454,050
                                                   ==========      ==========      ==========      ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                      ----------------------      ------------------------
                                                        1999          1998          1999            1998
                                                      --------      --------      --------      ----------
ALLOCATION OF NET INCOME:
      General Partner                                 $  4,622      $  3,507      $  4,858      $    4,540
      Limited Partners (4,455 Limited
          Partnership units outstanding)               457,536       347,183       480,915         449,510
                                                      --------      --------      --------      ----------
              Total                                   $462,158      $350,690      $485,773      $  454,050
                                                      ========      ========      ========      ==========

DISTRIBUTION TO PARTNERS:
      Distribution to Partners                        $ 67,500            --      $202,500      $4,675,500
      Special distribution of refinance proceeds            --            --            --         215,664
                                                      --------      --------      --------      ----------
          Total Distribution to Partners              $ 67,500      $      0      $202,500      $4,891,164
                                                      ========      ========      ========      ==========

PER UNIT INFORMATION
      (based upon 4,500 total
      units outstanding):
          Net Income                                  $ 102.70      $  77.93      $ 107.95      $   100.90
                                                      ========      ========      ========      ==========
          Distribution                                $  15.00      $   0.00      $  45.00      $ 1,039.00
                                                      ========      ========      ========      ==========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                          1999               1998
                                                                       ----------        -----------
OPERATING ACTIVITIES:
      Net income                                                       $  485,773        $   454,050
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                   284,705            258,902
          Change in assets and liabilities:
              Accounts receivable                                        (151,829)          (101,538)
              Food and beverage inventories                                 1,787                 64
              Prepaid expenses                                             10,067             (7,242)
              Account payable and accrued expenses                        467,336            186,275
                                                                       ----------        -----------
              Net cash provided by operating activities                 1,097,839            790,511
                                                                       ----------        -----------

INVESTING ACTIVITIES:
      Acquisition of property and equipment                              (338,683)        (1,077,996)
                                                                       ----------        -----------

FINANCING ACTIVITIES:
      Borrowings from affiliates                                               --            222,210
      Payments on notes from affiliates                                        --           (588,420)
      Distributions paid to Partners                                     (202,500)        (4,981,164)
      Long-term borrowings                                                     --          7,250,000
      Payment of long-term debt                                           (74,144)          (544,548)
      Loan commitment fee                                                      --            (23,428)
      Impound escrow accounts                                             (48,475)          (175,601)
                                                                       ----------        -----------
              Net cash (used in) provided by financing activities        (325,119)         1,159,049
                                                                       ----------        -----------

NET INCREASE IN CASH                                                      434,037            871,564

CASH AT BEGINNING OF PERIOD                                             1,077,900            367,327
                                                                       ----------        -----------
CASH AT END OF PERIOD                                                  $1,511,937        $ 1,238,891
                                                                       ==========        ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
      Cash paid during the period for interest                         $  399,647        $   335,829
                                                                       ==========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

        For the three and nine months ended September 30, 1999 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 82% and 70% versus 83% and 70% and average room rates were $115.68 and $99.24 versus $103.38 and $92.74, resulting in an increase in room revenue totaling $141,142 and $353,953 for the three and nine months ended September 30, 1999 as compared to the comparable periods in 1998, respectively. Food and beverage revenues increased $19,699 and $85,637 for the three and nine months ended September 30, 1999 as compared to 1998, respectively. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program. Occupancy rates have remained approximately the same for the comparable nine month period even though more rooms were rented during the first two quarters of 1999 as compared to 1998. The increase in rooms rented is due to the new rooms addition, which was completed by the end of the second quarter in 1998, assisted by increased leisure travel in the first part of 1999 as compared to 1998.

        Operating expenses totaled $1,234,624 and $3,370,344 for the for the three and nine months ended September 30, 1999 as compared to $1,192,221 and $2,944,968 for the three and nine months ended September 30, 1998. The principal reasons for the increase in operating expenses in 1999 as compared to 1998 were increased interest expense do to the new first mortgage and increased depreciation and room expenses due to the new rooms added and increased rooms rented.

        Net income increased $111,468 and $31,723 to $462,158 and $485,773 for the three and nine months ended September 30, 1999 as compared to 1998, respectively, principally due to increased room revenue due to improved room rates and an increase in the number of rooms available.

Liquidity and Capital Resources

        The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, maintaining escrow impound accounts, and to pay distributions to Partners.

        During the nine months ended September 30 1999, the Registrant generated $1,097,839 in net cash provided by operating activities. Reductions in long-term debt totaled $74,144, impound escrow accounts increased $48,475 and distributions to partners totaled $202,500 during the nine month period ended September 30, 1999.

        Acquisition of property and equipment during the nine months ended September 30, 1999 totaled $338,683. It is estimated that approximately $500,000 more will be expended in 1999 for ongoing renovations of existing assets.

        The General Partner intends, to the extent cash is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant's net income.

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

                                            CASA MUNRAS HOTEL PARTNERS, L.P.



                                            CASA MUNRAS GP, LLC
                                            General Partner




                                            By JOHN F. ROTHMAN
                                              ---------------------------------
                                              John F. Rothman, Managing Member

Dated: November 4, 1999

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