Form 10KSB40
period 1999-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2000-03-29
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

        [ X ]        ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1999

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-8901

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                 (Name of small business issuer in its charter)

California                                                95-3235634
----------------------------------                        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 888-6500
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

State issuer's revenues for its most recent fiscal year:  $4,790,180

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

               The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $4,790,180 and $4,273,340 generated at the Hotel for the years ended December 31, 1999 and 1998, approximately 80% represented room sales, 16% and 15% food and beverage sales and 2% lease revenues, respectively. The balance represented telephone revenues, interest and other income, including income from retail operations.

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

               The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 1999 and 1998:

                                  For the Three Months Ended
                --------------------------------------------------------------
                 March 31         June 30        September 30      December 31         Total
                ----------       ----------      ------------      -----------      ----------
Room Sales
  1999          $  689,257       $  993,626       $1,443,984       $  689,934       $3,816,801
  1998             544,843          925,229        1,302,842          655,115        3,428,029
  1997             535,847          835,189        1,174,146          649,665        3,194,847

Food &
Beverage
Sales
  1999          $  161,631       $  211,615       $  199,949       $  192,778       $  765,973
  1998             126,492          180,816          180,250          170,554          658,112
  1997             121,843          175,898          173,823          158,764          630,328

Total
Revenues
  1999          $  902,285       $1,257,051       $1,696,781       $  934,063       $4,790,180
  1998             709,885        1,146,221        1,542,912          874,322        4,273,340
  1997             695,679        1,049,660        1,392,537          853,506        3,991,382

Hotel
Occupancy
  1999                  54%              72%              82%              51%              65%
  1998                  50%              75%              83%              52%              65%
  1997                  51%              72%              85%              59%              67%

Average
Room Rate
  1999          $    84.76       $    91.21       $   115.68       $    88.52       $    97.11
  1998               79.82            88.37           103.38            81.82            90.43
  1997               77.22            84.12            98.49            79.24            86.38


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


Item 2.  Properties.

               The Hotel is located at the southwest corner of Munras and Fremont Streets in Monterey, California, on an irregularly shaped parcel of land (the "Site") of approximately 3.5 acres. Fremont is the principal east-west business thoroughfare into downtown Monterey from U.S. Highway 1. Highway 1 is approximately one and one-half miles east of the Hotel and provides access between San Francisco and Los Angeles. Munras Street is a principal north- south street from the downtown area, providing access from Highway 1 to the communities of Pebble Beach and Carmel. The Site is within walking distance of the downtown area, and is located approximately six blocks from the Monterey Conference Center. Fisherman's Wharf and Cannery Row are within a few minutes driving time of the Hotel. The Site is serviced by all public utilities, including sewer, electricity, gas and water.

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

               It is expected the Partnership will have capital expenditures in 2000 totaling approximately $800,000. The capital improvements will continue to upgrade the Registrant's Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and cash provided by operations.

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

The Limited Partners voted 2,264 for, 27 against/withheld and there were 2,164 abstentions.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

               The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 17, 2000, was 583. No public trading market exists for the Units.

               The following cash distributions were paid to the Registrant's Partners during 1998, 1999 and through March 31, 2000:

                                  Distribution         Aggregate Amount
Date of Distribution               Per Unit(*)        of Distribution(*)
--------------------              ------------        ------------------
January 31, 1998                   $    20.00            $   90,000
June 19, 1998                        1,039.00             4,675,500
April 30, 1999                          15.00                67,500
July 31, 1999                           15.00                67,500
October 31, 1999                        15.00                67,500
January 31, 2000                        15.00                67,500


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


Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                                   Year Ended December 31,
                         --------------------------------------------------------------------------
                            1999            1998            1997            1996            1995
                         ----------      ----------      ----------      ----------      ----------
Revenues                 $4,790,180      $4,273,340      $3,991,382      $3,862,735      $3,305,500

Net Income               $  291,922      $  339,169      $  595,573      $  447,254      $  286,698

Income Per
  Unit                   $    64.87      $    75.37      $   132.35      $    99.39      $    63.71

Distributions
  Declared
  Per Unit               $    60.00      $ 1,039.00      $   120.00      $   138.00      $   100.00

Total Assets
  at December
  31,                    $6,016,546      $5,721,774      $3,990,305      $4,039,085      $3,691,851

Long-Term Obli-
  gations at
  December 31,
  (including
   current portion)      $6,853,066      $6,952,889      $  271,219      $  369,844      $      -0-


Year ended December 31, 1999 as compared to year ended December 31, 1998

          Occupancy at the Hotel totaled 65% in calendar 1999 and 1998. On June 22, 1998, the construction of 14 new guest rooms, increasing the Hotels available guest rooms to 166, was completed. The average room rate at the Hotel increased to $97.11 in 1999 as compared to $90.43 in 1998. The increase in the number of rooms rented and average daily room rate, principally the result of increased leisure travel in the Monterey Bay peninsula area of California, resulted in an increase in room revenues from $3,428,029 in 1998 to $3,816,801 in 1999.

          In 1999, food and beverage revenues increased $107,861 or 16% to $765,973 over 1998 comparable revenue. The increase in food and beverage revenues is attributed to greater numbers of hotel guest patrons in the restaurant and lounge due to additional rooms rented resulting from the new rooms added in 1999 as compared to 1998 and increases in menu food prices in December 1998.

          Expenses totaled $4,498,258 or 94% of revenue, in 1999 as compared to $3,934,171 or 92% of revenues in 1998. The increase in expenses as a percentage of revenue is principally attributed to the $196,069, or 4% of 1999 revenues, increase in interest expense, as a result of the new First Mortgage entered into in June 1998 for a full year in calendar 1999 to $531,898 from $335,829 in 1998, offset by improved profit margins due to increased average daily room rates in 1999 over 1998.


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


Liquidity and Capital Resources

          The Registrant's primary source of cash is from the operation and leasing of the Hotel. During 1999, the Registrant generated $879,132 in net cash provided by operating activities.

          In June 1998, the Partnership obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 were due beginning August 1, 1998. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned "Borrowings". Payments on long-term debt totaled $99,823 and increases in impound escrow accounts totaled $20,364 in calendar 1999.

          Capital expenditures, totaled $368,549 in 1999. It is expected the Partnership will have capital expenditures in 1999 totaling approximately $800,000. The capital improvements will continue to upgrade the Registrant's Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and from cash provided by operations.

          Distributions declared to partners totaled $270,000 in calendar 1999.

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

          Balance Sheets at December 31, 1999 and 1998.

          Statements of Operations for the years ended December 31, 1999 and 1998.

          Statements of Changes in Partners' (Deficit) Equity for the years ended December 31, 1999 and 1998.

          Statements of Cash Flows for the years ended December 31, 1999 and 1998.

          Notes to Financial Statements for the years ended December 31, 1999 and 1998.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The Registrant has no directors or executive officers. The General Partner is Casa

Munras GP, LLC, a California limited liability company, which replaced the Initial General Partners. The General Partner of the Registrant is equally owned by Messrs. Rothman and Young. Mr. Rothman, age 65, and Mr. Young, age 72, were the Initial General Partners of the Registrant since its formation, and were named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the "Partnership Agreement").

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

               Except as set forth below, there is no person known to the Registrant to be the beneficial owner of more than 5% of the Units. The following information is based upon Amendment No. 21 filed with the State of California dated October 1, 1998, and as updated by the records of the Registrant.

                                                               Number of
                                                              Units and
                                                              Nature of
                                                              Beneficial
                       Name and Address of                   Ownership at         Percent
Title of Class          Beneficial Owner                    March 17, 2000        of Class
--------------         -------------------                  --------------        --------
Limited Partner-       Liquidity Fund XI                             7(*)            .157
 ship Units            Liquidity Fund XIII                          11(*)            .247
                       Liquidity Fund XIV                          117(*)           2.626
                       Liquidity Fund XV                             3(*)            .067
                       Liquidity Income/
                        Growth Fund 85                              48(*)           1.077
                       Liquidity Fund High
                        Yield Institutional
                        Investors                                    8(*)            .180
                       Liquidity Fund Tax-
                        Exempt Partners                             28(*)            .629
                       Liquidity Fund Tax-
                        Exempt Partners II                          72(*)           1.616
                       LF 73                                        30(*)            .673
                       LF 74                                        46(*)           1.033
                       Liquidity Financial Grp. L.P.                 9(*)            .202
                       Liquidity Fund General Ptrs. II               1(*)            .022
                       Liquidity Fund General Ptrs. II
                        FBO Sean S. Subas                            1(*)            .022
                       LFG Liquidating Interest, L.P.                5(*)            .112
                       LF 31                                        47(*)           1.055
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


               (b)    Security ownership of management.

                                            Number of Units and
                                            Nature of Beneficial
                      Name of               Ownership as of              Percent
                      Beneficial            Close of Business on         of
Title of Class        Owner                 March 17, 2000               Class
--------------------------------------------------------------------------------
Limited               John F. Rothman            0 Units*                 .0
Partnership           Ronald A. Young           93 Units*                2.088
Units

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

               Pursuant to the Contract, Westland is entitled to receive from the Registrant for Westland's services in managing the Hotel: (a) a minimum management fee equal to 4% of room revenues and food and beverage sales ("Hotel Revenues"), payable monthly and adjusted at year- end, and (b) an incentive management fee, calculated and paid annually, equal to the lesser of (1) 12% of profits before debt service and depreciation, as defined, and (2) the excess of the Registrant's cash flow over an amount equal to 12% of the Partners' then-invested capital, as defined. Proceeds of any sale or refinancing of the Hotel are not considered in computing the incentive management fee.

               During 1999 and 1998, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 1999 and 1998, $742,526 and $858,079, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

               During 1999 and 1998, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 1999 and 1998 totaled $29,400 and $28,932, respectively.

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

27             Financial Data Schedule


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


CASA MUNRAS HOTEL PARTNERS, L.P.



CASA MUNRAS GP, LLC
General Partner

By:      /s/ John F. Rothman                               Date:  March 29, 2000
   -------------------------------------------
        John F. Rothman, Managing Member

INDEPENDENT AUDITORS' REPORT



To the Partners of
  Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the "Partnership"), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit) equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

San Diego, California
March 23, 2000

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

---------------------------------------------------------------------------------------------
                                                                    1999              1998
---------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                       $ 1,265,796       $ 1,077,900
     Accounts receivable                                            155,355            42,219
     Food and beverage inventories                                   14,986            17,834
     Prepaid expenses                                                84,719            69,931
                                                                -----------       -----------
           Total current assets                                   1,520,856         1,207,884
                                                                -----------       -----------

LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                    5,927,577         5,802,211
     Hotel furnishings and equipment                              1,860,239         1,697,701
     Restaurant furnishings and equipment                            58,638            52,266
     Less accumulated depreciation                               (4,596,597)       (4,212,919)
                                                                -----------       -----------
                                                                  3,249,857         3,339,259
     Land                                                           700,000           700,000
     Construction in progress                                        74,273              --
                                                                -----------       -----------
           Land, property and equipment - net                     4,024,130         4,039,259
                                                                -----------       -----------

OTHER ASSETS:
     Liquor license                                                  40,000            40,000
     Loan commitment fees - net                                     199,254           222,689
     Escrow impound accounts                                        232,306           211,942
                                                                -----------       -----------
           Total other assets                                       471,560           474,631
                                                                -----------       -----------

           TOTAL                                                $ 6,016,546       $ 5,721,774
                                                                ===========       ===========

                       LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable - trade                                       $53,637           $66,260
     Accounts payable - related parties                              29,868            55,707
     Accrued incentive management fees - related parties            170,219           151,812
     Accrued salaries and wages                                      76,453            58,667
     Accrued room tax                                                32,961            32,671
     Accrued other                                                    8,117             9,241
     Advance deposits                                               308,276              --
     Distributions payable                                           67,500              --
     Current portion of long-term debt                              107,786            99,823
                                                                -----------       -----------
           Total current liabilities                                854,817           474,181

LONG-TERM DEBT                                                    6,745,280         6,853,066
                                                                -----------       -----------
           Total liabilities                                      7,600,097         7,327,247
                                                                -----------       -----------

PARTNERS' DEFICIT
     General Partners (45 units issued and outstanding)            (229,341)         (229,560)
     Limited Partners (4,455 units issued and outstanding)       (1,354,210)       (1,375,913)
                                                                -----------       -----------
           Total partners' deficit                               (1,583,551)       (1,605,473)
                                                                -----------       -----------

           TOTAL                                                $ 6,016,546       $ 5,721,774
                                                                ===========       ===========



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------
                                        2

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

------------------------------------------------------------------------------------------
                                                                   1999            1998
------------------------------------------------------------------------------------------
REVENUES:
     Room                                                       $3,816,801      $3,428,029
     Food and beverage                                             765,973         658,112
     Lease                                                          94,556          91,991
     Telephone                                                      50,891          46,711
     Other                                                          61,959          48,497
                                                                ----------      ----------

           Total                                                 4,790,180       4,273,340
                                                                ----------      ----------

EXPENSES:
     Rooms                                                       1,096,659         973,070
     Food and beverage                                             631,427         600,527
     Interest                                                      531,898         335,829
     Administrative and general                                    414,655         387,139
     Depreciation and amortization                                 407,114         374,698
     Management fees                                               358,043         319,379
     Repairs and maintenance                                       344,713         259,641
     Marketing                                                     340,441         304,599
     Energy cost                                                   187,311         169,041
     Property taxes                                                 73,278          67,736
     Partnership administration and professional fees               57,376          88,395
     Insurance                                                      35,609          31,610
     Telephone                                                      19,734          22,507
                                                                ----------      ----------
        Total (includes reimbursed costs and payments
           for services to related parties of $870,516 and
           $957,153 during 1999 and 1998, respectively)          4,498,258       3,934,171
                                                                ----------      ----------

NET INCOME                                                      $  291,922      $  339,169
                                                                ==========      ==========

ALLOCATION OF NET INCOME:
     General Partners                                               $2,919          $3,392
     Limited Partners ($64.87 per Unit in 1999 and
        $75.37 per Unit in 1998, based upon
        4,455 Limited Partnership Units)                           289,003         335,777
                                                                ----------      ----------

           Total                                                $  291,922      $  339,169
                                                                ==========      ==========

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP
     UNIT (based upon 4,500 Total Units outstanding):
        Ordinary income                                         $    60.00      $    75.37
        Return of capital                                             --            963.63
                                                                ----------      ----------

                                                                $    60.00      $ 1,039.00
                                                                ==========      ==========



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------
                                        3

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------
                                 GENERAL           LIMITED
                                 PARTNERS          PARTNERS            TOTAL
-------------------------------------------------------------------------------
EQUITY, JANUARY 1, 1998         $    29,467       $ 2,917,055       $ 2,946,522

NET INCOME                            3,392           335,777           339,169

DISTRIBUTIONS TO PARTNERS          (262,419)       (4,628,745)       (4,891,164)
                                -----------       -----------       -----------

DEFICIT, DECEMBER 31, 1998         (229,560)       (1,375,913)       (1,605,473)

NET INCOME                            2,919           289,003           291,922

DISTRIBUTIONS TO PARTNERS            (2,700)         (267,300)         (270,000)
                                -----------       -----------       -----------

DEFICIT, DECEMBER 31, 1999      $(  229,341)      $(1,354,210)      $(1,583,551)
                                ===========       ===========       ===========



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                              CASA MUNRAS HOTEL PARTNERS, L.P.
                                   (A Limited Partnership)

                                  STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1999 AND 1998

----------------------------------------------------------------------------------------------

                                                                    1999              1998
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                  $   291,922       $   339,169
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                                407,113           374,698
        Change in assets and liabilities:
           Accounts receivable                                      (113,136)           12,932
           Food and beverage inventories                               2,848            (1,926)
           Prepaid expenses                                          (14,788)          (36,365)
           Accounts payable and accrued expenses                       4,329            29,387
           Accounts payable and accrued expenses -
             related parties                                          (7,432)           28,617
           Advance deposits                                          308,276              --
                                                                 -----------       -----------

           Net cash provided by operating activities                 879,132           746,512
                                                                 -----------       -----------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                          (368,549)       (1,096,553)
                                                                 -----------       -----------

FINANCING ACTIVITIES:
     Distributions paid to Partners                                 (202,500)       (4,981,164)
     Payment of long-term debt                                       (99,823)         (318,330)
     Impound escrow accounts                                         (20,364)         (211,942)
     Borrowings from affiliates                                         --             222,210
     Payments on notes from affiliates                                  --            (588,420)
     Borrowings on note payable                                         --             250,000
     Payment on note payable                                            --            (250,000)
     Long-term borrowings                                               --           7,000,000
     Loan commitment fees                                               --             (61,740)
                                                                 -----------       -----------

           Cash (used for) provided by financing activities         (322,687)        1,060,614
                                                                 -----------       -----------

NET INCREASE  IN CASH                                                187,896           710,573

CASH AT BEGINNING OF YEAR                                          1,077,900           367,327
                                                                 -----------       -----------

CASH AT END OF YEAR                                              $ 1,265,796       $ 1,077,900
                                                                 ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
     Cash paid during the year for interest                      $   531,898       $   335,829
                                                                 ===========       ===========

     Cash paid during the year for taxes                         $     1,600       $       800
                                                                 ===========       ===========



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------
                                        5

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

    The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the "Initial General Partners") who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the "General Partner") upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the "First Mortgage") on the Hotel (see
    Note 4). The General Partner has no commitment, intent or implication to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership.

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

    The carrying value of long-term debt approximates fair value at December 31, 1999, as the related interest rate is in line with market rates.

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

    Loan Commitment Fee - The loan commitment fee is net of accumulated amortization of $35,154 and $11,718 in 1999 and 1998, respectively. The loan commitment fee on the First Mortgage is amortized over the ten year term of the loan using the straight-line method which approximates the effective interest rate method (see Note 4).

    Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 1999, the Partnership's net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

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

    Impairment of Long-Lived Assets - Based on an evaluation of existing long-lived assets performed in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived

    Assets and for Long-Lived Assets to be Disposed Of", including a review of a decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, a review of the costs of new construction and cash flows generated by the Partnership in calendars 1999 and 1998, the Partnership has determined that no impairment has occurred for the years ended December 31, 1999 and 1998.


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


4.  LONG-TERM DEBT

    Long-term debt as of December 31 consisted of the following:

                                                             1999            1998
                                                          ----------      ----------
    First Mortgage payable -
       monthly principal and interest (7.7%)
       payments of $52,643 through June 2008;
       beginning July 2008, interest rate equals
       the lesser of the maximum rate permitted
       by law or the greater of 2% above the
       initial interest rate or 2% plus the treasury
       rate, as defined in the Agreement; due
       July 2010; impounds required for property
       taxes, insurance, replacements and
       incentive management fees due Westland
       under the Contract (see note 5), payable
       monthly; certain additional restrictions
       apply regarding payment of
       Partnership distributions                          $6,853,066      $6,952,889

    Less current portion                                     107,786          99,823
                                                          ----------      ----------

    Long-term debt                                        $6,745,280      $6,853,066
                                                          ==========      ==========


Principal payments required for the years ending December 31, are as follows:

                             2000              $   107,786
                             2001                  116,385
                             2002                  125,670
                             2003                  135,696
                             2004                  146,521
                             Thereafter          6,221,008
                                               -----------

                             Total             $ 6,853,066
                                               ===========

    Substantially all of the assets of the Partnership are pledged as security for the above debt.


5.  LEASE REVENUE

    The retail stores are leased to other business establishments. These leases range from one to two years and provided annual rents of $94,556 and $91,991 for 1999 and 1998, respectively.


6.  MANAGEMENT AND RELATED PARTIES

    The Partnership has a management contract (the "Contract") with Westland Hotel Corporation ("Westland") to manage the operations of the Casa Munras and any additional projects. The Contract has an expiration date in 2014.

    Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners' then invested capital, as defined. Minimum management fees for 1999 and 1998 were $187,824 and $167,567, respectively. Incentive management fees for 1999 and 1998 were $170,219 and $151,812, respectively.

    Ronald A. Young, an Initial General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland.

    The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker's compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 1999 and 1998 were $771,926 and $887,011, respectively.

    Accounts payable and accrued expenses as of December 31, 1999 and 1998 include $200,087 and $207,519, respectively, in amounts due Westland.

    The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 1999 and 1998 such reserves were not required, as the Partnership's expenditures for replacements exceeded the reserve called for in the contract.


7.  DISTRIBUTIONS TO PARTNERS

    The following table summarized the distributions accrued and paid to Partners for 1999 and 1998:

                                                         Per Unit         Total
                                                        ----------      ----------
    Distributions during 1998:
       Distributions accrued in 1997, paid in 1998      $    20.00      $   90,000
       Distributions accrued and paid in 1998:
          June 19, 1998                                 $ 1,039.00      $4,675,500
                                                        ----------      ----------

    Total paid in 1998                                  $ 1,059.00      $4,765,500
                                                        ==========      ==========

Distributions during 1999:
       Distributions accrued and paid in 1999:
          April 30, 1999                                     15.00          67,500
          July 31, 1999                                      15.00          67,500
          October 31, 1999                                   15.00          67,500
                                                        ----------      ----------

    Total paid in 1999                                  $    45.00      $  202,500
                                                        ==========      ==========

    Distributions accrued in 1999, paid in 2000              15.00          67,500
                                                        ----------      ----------

    Total distributions for 1999                        $    60.00      $  270,000
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