Form 10QSB
period 2000-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2000-05-09
CIK 311158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2000

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

               The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 and should be read in connection therewith. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                 March 31,        December 31,
                                                                   2000              1999
                                                                -----------       -----------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                       $ 1,040,296       $ 1,265,796
     Accounts receivable                                             28,834           155,355
     Food and beverage inventories                                   16,610            14,986
     Prepaid expenses                                                55,544            84,719
                                                                -----------       -----------
           Total current assets                                   1,141,284         1,520,856
                                                                -----------       -----------
LAND, PROPERTY AND EQUIPMENT - at cost:
     Building and improvements                                    5,927,577         5,927,577
     Hotel furnishings and equipment                              1,860,239         1,860,239
     Restaurant furnishings and equipment                            58,638            58,638
     Less accumulated depreciation                               (4,686,597)       (4,596,597)
                                                                -----------       -----------
                                                                  3,159,857         3,249,857
     Land                                                           700,000           700,000
     Construction in progress                                       364,398            74,273
                                                                -----------       -----------
           Land, property and equipment - net                     4,224,255         4,024,130
                                                                -----------       -----------

OTHER ASSETS:
     Liquor license                                                  40,000            40,000
     Loan commitment fees - net                                     193,395           199,254
     Escrow impound accounts                                        291,188           232,306
                                                                -----------       -----------
           Total other assets                                       524,583           471,560
                                                                -----------       -----------
           TOTAL                                                $ 5,890,122       $ 6,016,546
                                                                ===========       ===========
          LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable - trade                                   $    57,155       $    53,637
     Accounts payable - related                                      53,331            29,868
     parties
     Accrued incentive management fees - related                    184,312           170,219
      parties
     Accrued salaries and wages                                      58,099            76,453
     Accrued room tax                                                29,836            32,961
     Accrued other                                                    6,063             8,117
     Advance deposits                                               402,165           308,276
     Distributions payable                                           67,500            67,500
     Current portion of long-term debt                              109,875           107,786
                                                                -----------       -----------
           Total current liabilities                                968,336           854,817

LONG-TERM DEBT                                                    6,717,015         6,745,280
                                                                -----------       -----------
           Total liabilities                                      7,685,351         7,600,097
                                                                -----------       -----------

PARTNERS' DEFICIT:
     General Partners (45 units issued and                         (231,458)         (229,341)
      outstanding)
     Limited Partners (4,455 units issued and outstanding)       (1,563,771)       (1,354,210)
                                                                -----------       -----------
           Total Partners' deficit                               (1,795,229)       (1,583,551)
                                                                -----------       -----------
           TOTAL                                                $ 5,890,122       $ 6,016,546
                                                                ===========       ===========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                          2000            1999
                                                        ---------       ---------
REVENUES:
     Room                                               $ 631,333       $ 689,257
     Food and beverage                                    142,557         161,631
     Lease                                                 24,096          23,858
     Telephone                                              9,037          13,193
     Other                                                 17,867          14,346
                                                        ---------       ---------
        Total                                             824,890         902,285
                                                        ---------       ---------

OPERATING EXPENSES:
     Rooms                                                227,800         231,011
     Food and beverage                                    143,388         147,646
     Interest                                             131,754         133,688
     Administrative and general                            86,149          92,210
     Depreciation and amortization                         95,859          94,901
     Management fee                                        46,166          55,462
     Marketing                                             70,387          79,436
     Repairs and maintenance                               66,533          61,740
     Energy cost                                           45,203          53,052
     Partnership administration and professional           24,064          30,814
       fees
     Property taxes                                        18,720          15,769
     Insurance                                              8,838           7,809
     Telephone                                              4,207           4,761
                                                        ---------       ---------
        Total (including reimbursed costs and
          payments for services to related parties
          of $197,014 and $130,761 for the three
          months ended March 31, 2000 and 1999,
          respectively)                                   969,068       1,008,299
                                                        ---------       ---------
NET LOSS                                                $(144,178)      $(106,014)
                                                        =========       =========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                        2000          1999
                                                                      ---------     --------
ALLOCATION OF NET LOSS:
     General Partners                                                 $  (1,442)   $  (1,060)
     Limited Partners (4,455 Limited
        Partnership units outstanding)                                 (142,736)    (104,954)
                                                                      ---------     --------
           Total                                                      $(144,178)   $(106,014)
                                                                       ========     ========

DISTRIBUTION TO PARTNERS                                              $  67,500           --
                                                                       ========     ========


PER  UNIT INFORMATION (based upon 4,500 total units outstanding):
        Net Loss                                                      $  (32.04)   $  (23.56)
                                                                       ========     ========
        Distribution                                                  $   15.00           --
                                                                       ========     ========

                        CASA MUNRAS HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                            2000              1999
                                                         -----------       -----------
OPERATING ACTIVITIES:
     Net loss                                            $  (144,178)      $  (106,014)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                         95,859            94,901
        Change in assets and liabilities:
           Accounts receivable                               126,521            (3,907)
           Food and beverage inventories                      (1,624)            2,198
           Prepaid expenses                                   29,175            19,643
           Account payable and accrued expenses              111,430           (34,539)
                                                         -----------       -----------

           Net cash provided by (used in) operating
             activities                                     (217,183)          (27,718)
                                                         -----------       -----------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                  (290,125)          (70,311)
                                                         -----------       -----------

FINANCING ACTIVITIES:
     Payment of long-term debt                               (26,176)          (24,242)
     Impound escrow accounts                                 (58,882)           31,502
     Distributions paid to Partners                          (67,500)               --
                                                         -----------       -----------
           Net cash (used in) provided by financing
             activities                                     (152,558)           (7,260)
                                                         -----------       -----------


DECREASE IN CASH                                            (225,500)          (90,769)

CASH AT BEGINNING OF PERIOD                               (1,265,796)       (1,077,900)
                                                         -----------       -----------
CASH AT END OF PERIOD                                    $ 1,040,296       $   987,131
                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -

     Cash paid during the period for interest            $   131,754       $   133,688
                                                         ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

        For the three months ended March 31, 2000 as compared to the same period of the prior year, occupancy rates at the Registrant's hotel were 44% versus 54% and average room rates were $94.34 versus $84.76, resulting in a decrease in room revenue totaling $57,924 for the three months ended March 31, 2000 as compared to the comparable period in 1999. Food and beverage revenues decreased $19,074 for the three months ended March 31, 2000 as compared to the first quarter of 1999. The increase in room rates reflects management's decision to charge more for rooms as a result of the capital improvements program and as a result of the new room addition. The decrease in occupancy is attributed to reduced group business at the property in the first quarter of 2000 as compared to the similar quarter in 1999. The reason for decreased food and beverage revenues in the first quarter 2000 as compared to the similar quarter in 1999 is primarily due to reduced patrons in the restaurant due to decreased occupancy.

        Operating expenses totaled $969,068 and $1,008,299 for the three months ended March 31, 2000 and 1999, respectively. The principal reasons for the decrease in operating expenses in 2000 as compared to 1999 were reduced departmental costs in dollar value due to reduced occupancy, which factor directly impacts departmental expenses per room rented.

        Net loss increased $38,164 to $144,178 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in the net loss in the first quarter of 2000 as compared to 1999 is primarily a result of reduced revenue.

Liquidity and Capital Resources

        The Registrant's primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant's primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

        During the three months ended March 31, 2000, the Registrant generated $217,183 in net cash flow for operating activities. Reductions in long-term debt totaled $26,176 and impound escrow accounts increased $58,882 during the first quarter 2000.

        Acquisition of property and equipment during the three months ended March 31, 2000 totaled $290,125. It is estimated that approximately $400,000 more will be expended in 2000 for ongoing renovations of existing assets.

        Distributions totaling $67,500 were accrued in the first quarter and paid in the second quarter 2000.

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


                                            CASA MUNRAS HOTEL PARTNERS, L.P.




                                            CASA MUNRAS GP, LLC
                                            General Partner



                                            By    JOHN F. ROTHMAN
                                               -------------------

                                               John F. Rothman, Managing Member


Dated:  May 9, 2000

                                  EXHIBIT INDEX

                                                            Sequentially
Exhibit                                                      Numbered
Number         Description                                     Page
------         -----------                                  ------------
 27            Financial Data Schedule

