Form 10QSB
period 2000-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2000-08-10
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[  ]       Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3235634 (I.R.S. Employer Identification No.)

5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
(Address of principal executive offices)

(818) 888-6500
(Issuer’s telephone number, including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Transitional Small Business Disclosure Format:  Yes  [  ]  No  [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and should be read in connection therewith. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS

	June 30,	December 31,
	2000	1999
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$980,361	$1,265,796

Accounts receivable	112,367	155,355

Food and beverage inventories	19,268	14,986

Prepaid expenses	30,639	84,719

Total current assets	1,142,635	1,520,856

LAND, PROPERTY AND EQUIPMENT — at cost:

Building and improvements	5,927,577	5,927,577

Hotel furnishings and equipment	1,864,179	1,860,239

Restaurant furnishings and equipment	60,395	58,638

Less accumulated depreciation	(4,776,597)	(4,596,597)

	3,075,554	3,249,857

Land	700,000	700,000

Construction in progress	452,098	74,273

Land, property and equipment — net	4,227,652	4,024,130

OTHER ASSETS:

Liquor license	40,000	40,000

Loan commitment fees — net	187,536	199,254

Escrow impound accounts	194,239	232,306

Total other assets	421,775	471,560

TOTAL	$5,792,062	$6,016,546

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable — trade	$56,305	$53,637

Accounts payable — related parties	43,368	29,868

Accrued incentive management fees — related parties	104,013	170,219

Accrued salaries and wages	63,219	76,453

Accrued room tax	98,192	32,961

Accrued other	13,399	8,117

Advance deposits	—	308,276

Distributions payable	67,500	67,500

Current portion of long-term debt	112,003	107,786

Total current liabilities	557,999	854,817

LONG-TERM DEBT	6,688,204	6,745,280

Total liabilities	7,246,203	7,600,097

PARTNERS’ DEFICIT:

General Partner (45 units issued and outstanding)	(228,047)	(229,341)

Limited Partners (4,455 units issued and outstanding)	(1,226,094)	(1,354,210)

Total Partners’ deficit	(1,454,141)	(1,583,551)

TOTAL	$5,792,062	$6,016,546

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

REVENUES:

Room	$1,334,426	$993,626	$1,965,759	$1,682,883

Food and beverage	199,187	211,615	341,744	373,246

Lease	24,607	23,729	48,703	47,587

Telephone	12,751	14,377	21,788	27,570

Other	15,719	13,703	33,586	28,049

Total	1,586,690	1,257,050	2,411,580	2,159,335

OPERATING EXPENSES:

Rooms	296,022	287,743	523,822	518,754

Food and beverage	172,702	163,756	316,090	311,402

Interest	131,247	133,220	263,001	266,908

Management fees	152,404	99,692	198,570	155,154

Depreciation and amortization	95,859	94,902	191,718	189,803

Administrative and general	95,347	98,466	181,496	190,676

Marketing	77,090	95,597	147,477	175,033

Repairs and maintenance	70,712	65,900	137,245	127,640

Energy cost	38,332	43,514	83,535	96,566

Partnership administration and professional fees	14,560	14,415	38,624	45,229

Property taxes	18,528	16,990	37,248	32,759

Insurance	9,892	7,809	18,730	15,618

Telephone	5,407	5,417	9,614	10,178

Total (including reimbursed costs and payments for services to related parties of $268,129 and $130,761 and $465,143 and $348,122 for the three and six months ended June 30, 2000 and 1999, respectively)	1,178,102	1,127,421	2,147,170	2,135,720

NET INCOME	$408,588	$129,629	$264,410	$23,615

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

ALLOCATION OF NET INCOME:

General Partner	$4,086	$1,296	$2,644	$236

Limited Partners (4,455 Limited Partnership units outstanding)	404,502	128,333	261,766	23,379

Total	$408,588	$129,629	$264,410	$23,615

DISTRIBUTION TO PARTNERS:	$67,500	$135,000	$135,000	$135,000

PER UNIT INFORMATION

(based upon 4,500 total units outstanding):

Net Income	$90.80	$28.81	$58.76	$5.25

Distribution	$15.00	$30.00	$30.00	$30.00

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

	2000	1999

OPERATING ACTIVITIES:

Net income	$264,410	$23,615

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	191,718	189,803

Change in assets and liabilities:

Accounts receivable	42,988	(101,063)

Food and beverage inventories	(4,282)	2,641

Prepaid expenses	54,080	4,908

Account payable and accrued expenses	(301,035)	242,348

Net cash provided by operating activities	247,879	362,252

INVESTING ACTIVITIES:

Acquisition of property and equipment	(383,522)	(258,378)

FINANCING ACTIVITIES:

Payment of long-term debt	(52,859)	(48,954)

Distributions paid to Partners	(135,000)	(135,000)

Impound escrow accounts	38,067	(24,100)

Net cash used in financing activities	(149,792)	(208,054)

NET DECREASE IN CASH	(285,435)	(104,180)

CASH AT BEGINNING OF PERIOD	1,265,796	1,077,900

CASH AT END OF PERIOD	$980,361	$973,720

SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION -

Cash paid during the period for interest	$263,001	$266,908

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

      For the three and six months ended June 30, 2000 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 69% and 57% versus 72% and 63% and average room rates were $128.19 and $114.94 versus $91.21 and $88.45, resulting in an increase in room revenue totaling $340,800 and $282,876 for the three and six months ended June 30, 2000 as compared to the comparable period in 1999, respectively. The increase in room rates for the three and six months ended June 30, 2000 as compared to the same period of the prior year reflects management’s decision to charge more for rooms as a result of the capital improvements program and a one time increase in room rates in June 2000 as a result of the United States Open Golf Tournament held at Pebble Beach on the Monterey Peninsula. Food and beverage revenues decreased $12,428 and $31,502 for the three and six months ended June 30, 2000 as compared to 1999, respectively. Occupancy decreased 3% and 7% for the three and six months ended June 30, 2000 as compared to 1999, respectively. The decrease in occupancy is attributed to reduced group business at the property in 2000 as compared to 1999. Food and beverage revenues have decreased in 2000 over the comparable 1999 period primarily due to decreased patrons in the restaurant which number of patrons is impacted by occupancy of the hotel.

      Operating expenses totaled $1,178,102 and $2,147,170 for the three and six months ended June 30, 2000 as compared to $1,127,421 and $2,135,720 for the three and six months ended June 30, 1999. Operating expenses for the three and six months ended June 30, 2000 and 1999 were approximately equal, due to the minimal change in occupancy of the hotel. Management fees increased $52,712 and $43,416 for the three and six months ended June 30, 2000 as compared to 1999 due to increased revenues and net income on which management fees are calculated.

      Net income increased $278,959 and $240,795 to $408,588 and $264,410 for the three and six months ended June 30, 2000 as compared to 1999, respectively. The increase in the net income is principally attributed to increased revenue due to increased room rates while expenses have remained approximately equal to the prior period.

Liquidity and Capital Resources

      The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

      During the six months ended June 30, 2000, the Registrant generated $247,879 in net cash flow from operating activities. Reductions in long-term debt totaled $52,859 and impound escrow accounts decreased $38,067 during the first six months of 2000.

      Acquisition of property and equipment during the six months ended June 30, 2000 totaled $383,522. It is estimated that approximately $300,000 more will be expended in 2000 for ongoing renovations of existing assets.

      Distributions totaling $135,000 were paid during the six month period ended June 30, 2000.

      The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

27	Financial Data Schedule

      (b) Reports on Form 8-K:

None.

SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By /s/ JOHN F. ROTHMAN John F. Rothman, Managing Member

Dated: August 10, 2000

EXHIBIT INDEX

Exhibit
Number	Description

27	Financial Data Schedule