Form 10QSB
period 2000-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2000-11-14
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ________

Commission file number 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3235634 (I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and should be read in connection therewith. The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,468,742	$1,265,796

Accounts receivable	266,250	155,355

Food and beverage inventories	20,213	14,986

Prepaid expenses	51,584	84,719

Total current assets	1,806,789	1,520,856

LAND, PROPERTY AND EQUIPMENT — at cost:

Building and improvements	5,927,577	5,927,577

Hotel furnishings and equipment	1,875,647	1,860,239

Restaurant furnishings and equipment	60,886	58,638

Less accumulated depreciation	(4,866,597)	(4,596,597)

	2,997,513	3,249,857

Land	700,000	700,000

Construction in progress	537,533	74,273

Land, property and equipment — net	4,235,046	4,024,130

OTHER ASSETS:

Liquor license	40,000	40,000

Loan commitment fees — net	181,677	199,254

Escrow impound accounts	207,932	232,306

Total other assets	429,609	471,560

TOTAL	$6,471,444	$6,016,546

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable — trade	$89,422	$53,637

Accounts payable — related parties	35,925	29,868

Accrued incentive management fees — related parties	207,413	170,219

Accrued salaries and wages	91,789	76,453

Accrued room tax	157,612	32,961

Accrued other	30,167	8,117

Advance deposits	—	308,276

Distributions payable	112,500	67,500

Current portion of long-term debt	114,173	107,786

Total current liabilities	839,001	854,817

LONG-TERM DEBT	6,658,834	6,745,280

Total liabilities	7,497,835	7,600,097

PARTNERS’ DEFICIT:

General Partner (45 units issued and outstanding)	(223,769)	(229,341)

Limited Partners (4,455 units issued and outstanding)	(802,622)	(1,354,210)

Total Partners’ deficit	(1,026,391)	(1,583,551)

TOTAL	$6,471,444	$6,016,546

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

REVENUES:

Room	$1,568,025	$1,443,984	$3,533,784	$3,126,867

Food and beverage	195,292	199,949	537,036	573,195

Lease	24,885	23,300	73,588	70,887

Telephone	13,430	15,184	35,218	42,754

Other	17,344	14,365	50,930	42,414

Total	1,818,976	1,696,782	4,230,556	3,856,117

OPERATING EXPENSES:

Rooms	327,498	322,330	851,320	841,084

Food and beverage	169,159	159,249	485,249	470,651

Interest	130,731	132,739	393,732	399,647

Management fees	175,074	161,356	373,644	316,510

Depreciation and amortization	95,859	94,902	287,577	284,705

Administrative and general	131,910	123,154	313,406	313,830

Marketing	83,879	93,700	231,356	268,733

Repairs and maintenance	68,457	64,646	205,702	192,286

Energy cost	51,012	45,272	134,547	141,838

Partnership administration and professional fees	4,611	3,397	43,235	48,626

Property taxes	23,731	21,068	60,979	53,827

Insurance	12,018	7,809	30,748	23,427

Telephone	4,787	5,002	14,401	15,180

Total (including reimbursed costs and payments for services to related parties of $278,499 and $226,791 and $743,642 and $574,912 for the three and nine months ended September 30, 2000 and 1999, respectively)	1,278,726	1,234,624	3,425,896	3,370,344

NET INCOME	$540,250	$462,158	$804,660	$485,773

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

ALLOCATION OF NET INCOME:

General Partner	$5,402	$4,622	$8,047	$4,858

Limited Partners (4,455 Limited Partnership units outstanding)	534,848	457,536	796,613	480,915

Total	$540,250	$462,158	$804,660	$485,773

DISTRIBUTION TO PARTNERS:	$112,500	$67,500	$247,500	$202,500

PER UNIT INFORMATION

(based upon 4,500 total units outstanding):

Net Income	$120.06	$102.70	$178.81	$107.95

Distribution	$25.00	$15.00	$55.00	$45.00

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	2000	1999

OPERATING ACTIVITIES:

Net income	$804,660	$485,773

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	287,577	284,705

Change in assets and liabilities:

Accounts receivable	(110,895)	(151,829)

Food and beverage inventories	(5,227)	1,787

Prepaid expenses	33,135	10,067

Account payable and accrued expenses	(67,203)	467,336

Net cash provided by operating activities	942,047	1,097,839

INVESTING ACTIVITIES:

Acquisition of property and equipment	(480,916)	(338,683)

FINANCING ACTIVITIES:

Payment of long-term debt	(80,059)	(74,144)

Distributions paid to Partners	(202,500)	(202,500)

Impound escrow accounts	24,374	(48,475)

Net cash used in financing activities	(258,185)	(325,119)

NET INCREASE IN CASH	202,946	434,037

CASH AT BEGINNING OF PERIOD	1,265,796	1,077,900

CASH AT END OF PERIOD	$1,468,742	$1,511,937

SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION -

Cash paid during the period for interest	$393,732	$399,647

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

      For the three and nine months ended September 30, 2000 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 79% and 64% versus 82% and 70% and average room rates were $130.76 and $121.46 versus $115.68 and $99.24, resulting in an increase in room revenue totaling $124,041 and $406,917 for the three and nine months ended September 30, 2000 as compared to the comparable period in 1999, respectively. The increase in room rates for the three and nine months ended September 30, 2000 as compared to the same period of the prior year reflects management’s decision to charge more for rooms as a result of the capital improvements program and a one time increase in room rates in June 2000 as a result of the United States Open Golf Tournament held at Pebble Beach on the Monterey Peninsula. Food and beverage revenues decreased $4,657 and $36,159 for the three and nine months ended September 30, 2000 as compared to 1999, respectively. Occupancy decreased 3% and 6% for the three and nine months ended September 30, 2000 as compared to 1999, respectively. The decrease in occupancy is attributed to reduced group business at the property in 2000 as compared to 1999. Food and beverage revenues have decreased in 2000 over the comparable 1999 period primarily due to decreased patrons in the restaurant which number of patrons is impacted by occupancy of the hotel.

      Operating expenses totaled $1,278,726 and $3,425,896 for the three and nine months ended September 30, 2000 as compared to $1,234,624 and $3,370,344 for the three and nine months ended September 30, 1999. Management fees increased $13,718 and $57,134 for the three and nine months ended September 30, 2000 as compared to 1999 due to increased revenues and net income on which management fees are calculated. Operating expenses in total, for the three and nine months ended September 30, 2000 and 1999 were approximately equal, due to the minimal change in occupancy of the hotel.

      Net income increased $78,092 and $318,887 to $540,250 and $804,660 for the three and nine months ended September 30, 2000 as compared to 1999, respectively. The increase in the net income is principally attributed to increased revenue due to increased room rates while operating expenses have remained approximately equal to the prior period.

Liquidity and Capital Resources

      The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

      During the nine months ended September 30, 2000, the Registrant generated $942,047 in net cash flow provided by operating activities. Reductions in long-term debt totaled $80,059 and impound escrow accounts decreased $24,374 during the first nine months of 2000.

      Acquisition of property and equipment during the nine months ended September 30, 2000 totaled $480,916. It is estimated that approximately $300,000 more will be expended in the remainder of calendar 2000 for ongoing renovations of existing assets.

      Distributions totaling $247,500 were declared during the nine month period ended September 30, 2000.

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

John F. Rothman, Managing Member

Dated: November 13, 2000

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

27	Financial Data Schedule