Form 10KSB40
period 2000-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2001-03-30
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Name of small business issuer in its charter)

California	95-3235634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
(Address of principal executive offices, including zip code)

(818) 888-6500
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Limited Partnership Units

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $5,354,556

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer’s limited partnership units and the securities have only limited transfer rights.

PART I.

Items 1. Description of Business.

      Casa Munras Hotel Partners, L.P. (the “Registrant”), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the “Units”) at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by John F. Rothman and Ronald A. Young (the “Initial General Partners”). On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”), upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see “Borrowings” described below). The owners of the Units are hereinafter referred to as the “Limited Partners,” and the Limited Partners and the General Partner collectively are hereinafter referred to as the “Partners”. The Registrant’s principal executive offices are located at 8885 Rio San Diego Drive, Suite 220, San Diego, California 92108. Its telephone number is (619) 297-4040.

      The Registrant owns a hotel that contains restaurant, bar, and banquet facilities and several leased retail stores in Monterey, California, known as the Casa Munras Garden Hotel. For additional information about this property, see Item 2 of this Report. Unless the context indicates otherwise, references herein to the “Hotel” are to the entire hotel, restaurant, bar, banquet and retail complex. The Registrant acquired and began operating the Hotel on May 1, 1978.

      The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $5,354,556 and $4,790,180 generated at the Hotel for the years ended December 31, 2000 and 1999, approximately 82% and 80% represented room sales, 14% and 16% food and beverage sales and 2% lease revenues, respectively. The remaining balance represented telephone revenues, interest and other income, including income from retail operations.

      The business of the Registrant is to hold the Hotel and any additional hotels, when and if acquired, for long-term investment. The principal objectives of the Registrant are to generate cash flow for periodic distributions to its Partners and to realize capital growth and appreciation in the underlying value of the Registrant’s assets, the achievement of these objectives can not be assured.

      The Registrant has a management contract, which expires in April of 2014, (“Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras. For additional information concerning Westland and the relationship of the General Partner to Westland, see Item 9 and Item 12 of this report.

      Westland has the exclusive right and obligation to manage all operations of the Hotel (including the Hotel’s restaurant, bar and banquet facilities unless they are leased by the

Registrant to another operator), to handle all collections and disbursements of funds and to maintain the books and records of the Hotel. Westland is responsible for, among other things, making all necessary repairs to the Hotel (at the Registrant’s expense), billing and providing credit services to customers and guests of the Hotel, obtaining insurance for the Hotel and administering Hotel working capital and operating funds. The Registrant is required to make available sufficient working capital to permit Westland to operate the Hotel, pay all expenses when due and purchase supplies and inventory. For information with respect to the amounts payable to Westland pursuant to the Contract, see Item 12 of this Report.

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

      Inasmuch as one of the Initial General Partners controlled Westland at the time the Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement cannot be deemed to have been negotiated or established at arm’s length, and the relationship between the Initial General Partners and Westland was not at arm’s length and may have resulted in certain conflicts of interest. However, the Partnership feels that the relationship is reasonably equivalent to that of an arm’s length relationship.

      The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2000 and 1999:

	For the Three Months Ended

	March 31	June 30	September 30	December 31	Total

Room Sales
2000	$631,333	$1,334,426	$1,568,025	$872,150	$4,405,934

1999	689,257	993,626	1,443,984	689,934	3,816,801

1998	544,843	925,229	1,302,842	655,115	3,428,029

Food & Beverage Sales
2000	$142,557	$199,187	$195,292	$198,482	$735,518

1999	161,631	211,615	199,949	192,778	765,973

1998	126,492	180,816	180,250	170,554	658,112

Total Revenues
2000	$824,890	$1,586,690	$1,818,976	$1,124,000	$5,354,556

1999	902,285	1,257,051	1,696,781	934,063	4,790,180

1998	709,885	1,146,221	1,542,912	874,322	4,273,340

Hotel Occupancy
2000	44%	69%	79%	55%	62%

1999	54%	72%	82%	51%	65%

1998	50%	75%	83%	52%	65%

Average Room Rate
2000	$94.34	$128.19	$130.76	$103.16	$117.34

1999	84.76	91.21	115.68	88.52	97.11

1998	79.82	88.37	103.38	81.82	90.43

      The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 48 full-time employees and approximately 22 part-time employees, none of whom is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

      The Hotel is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies and to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. The Hotel also is subject to Federal and California environmental regulations. Compliance with these regulations has not had, and is not expected to have, a material impact on the Registrant’s business.

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

Borrowings

      On June 12, 1998, the Registrant obtained a First Mortgage on the Hotel in the amount of $7,000,000. The First Mortgage requires monthly principal and interest payments of $52,643, with interest fixed at 7.7% per annum (the “Initial Interest Rate”) until July 1, 2008, when the First Mortgage is scheduled to mature. On July 1, 2008, subject to certain conditions, the principal may be amortizable for two additional years. During this period, the Initial Interest Rate will change to the lesser of the maximum rate permitted by law or the greater of 2% above the Initial Interest Rate or 2% plus Treasury Rate, as defined in the First Mortgage. Monthly impound payments are required under the First Mortgage for property taxes, insurance, replacements and for any incentive management fees due Westland under the Contract. For information concerning Westland and the Contract, see Items 9 and 12 of this report.

Item 2. Properties.

      The Hotel is located at the southwest corner of Munras and Fremont Streets in Monterey, California, on an irregularly shaped parcel of land (the “Site”) of approximately 3.5 acres. Fremont is the principal east-west business thoroughfare into downtown Monterey from U.S. Highway 1. Highway 1 is approximately one and one-half miles east of the Hotel and provides access between San Francisco and Los Angeles. Munras Street is a principal north-south street from the downtown area, providing access from Highway 1 to the communities of Pebble Beach and Carmel. The Site is within walking distance of the downtown area, and is located approximately six blocks from the Monterey Conference Center. Fisherman’s Wharf and Cannery Row are within a few minutes driving time of the Hotel. The Site is serviced by all public utilities, including sewer, electricity, gas and water.

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

      It is expected the Partnership will have capital expenditures in 2001 totaling approximately $620,000, to continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and cash provided by operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The approximate number of holders of the Units (the Registrant’s only class of equity securities) as of March 17, 2001, was 583. No public trading market exists for the Units.

      The following cash distributions were paid to the Registrant’s Partners during 1999, 2000 and through March 17, 2001:

	Distribution	Aggregate Amount
Date of Distribution	Per Unit(*)	of Distribution(*)

April 30, 1999	$15.00	$67,500

July 31, 1999	15.00	67,500

October 31, 1999	15.00	67,500

January 31, 2000	15.00	67,500

April 30, 2000	15.00	67,500

July 31, 2000	15.00	67,500

October 31, 2000	15.00	67,500

October 31, 2000	10.00	45,000

January 31, 2001	15.00	67,500

(*)	For the purpose of distributions, the Initial General Partners’ $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,

	2000	1999	1998	1997	1996

Revenues	$5,354,556	$4,790,180	$4,273,340	$3,991,382	$3,862,735

Net Income	$597,381	$291,922	$339,169	$595,573	$447,254

	Year Ended December 31,

	2000	1999	1998	1997	1996

Income Per Unit	$132.75	$64.87	$75.37	$132.35	$99.39

Distributions Declared Per Unit	$70.00	$60.00	$1,039.00	$120.00	$138.00

Total Assets at December 31,	$5,963,727	$6,016,546	$5,721,774	$3,990,305	$4,039,085

Long-Term Obligations at December 31, (including current portion)	$6,745,280	$6,853,066	$6,952,889	$271,219	$369,844

Year ended December 31, 2000 as compared to year ended December 31, 1999

      Occupancy at the Hotel totaled 62% and 65% in calendar 2000 and 1999. The average room rate at the Hotel increased to $117.34 in 2000 as compared to $97.11 in 1999. The increase in average daily room rate, the result of increased room rates at all hotels in the Monterey Bay peninsula area of California, resulted in an increase in room revenues from $3,816,801 in 1999 to $4,405,934 in 2000.

      In 2000, food and beverage revenues decreased $30,455 or 4% to $735,518 over 1999 comparable revenue. The decrease in food and beverage revenues is attributed to fewer numbers of hotel guest patrons in the restaurant and lounge due to less rooms rented in 2000 as compared to 1999.

      Expenses totaled $4,757,175 or 89% of revenue in 2000 as compared to $4,498,258 or 94% of revenues in 1999. The decrease in expenses as a percentage of revenue is principally attributed to improved profit margins due to increased average daily room rates in 2000 over 1999, partially offset by increased repairs and maintenance costs in repairing shower and bath tubs in certain of the Hotel’s rooms.

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

Liquidity and Capital Resources

      The Registrant’s primary source of cash is from the operation and leasing of the Hotel. During 2000, the Registrant generated $837,490 in net cash provided by operating activities.

      In June 1998, the Partnership obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 were due beginning August 1, 1998. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. Payments on long-term debt totaled $107,786 and net increases in impound escrow accounts totaled $4,469 in calendar 2000.

      Capital expenditures, totaled $377,381 in 2000 and are budgeted for $620,000 in 2001. The capital improvements will continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and from cash provided by operations.

      Distributions declared to partners totaled $315,000 in calendar 2000.

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

Independent Auditors’ Report.

Balance Sheets at December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000 and 1999.

Statements of Changes in Partners’ Deficit for the years ended December 31, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2000 and 1999.

Notes to Financial Statements for the years ended December 31, 2000 and 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Registrant has no directors or executive officers. The General Partner is Casa Munras GP, LLC, a California limited liability company, which replaced the Initial General Partners. The General Partner of the Registrant is equally owned by Messrs. Rothman and Young. Mr. Rothman, age 66, and Mr. Young, age 73, were the Initial General Partners of the Registrant since its formation, and were named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the “Partnership Agreement”).

      Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a hotel/casino in Las Vegas, Nevada. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland.

Item 10. Executive Compensation.

      The General Partner does not receive any compensation from the Registrant for serving as the Registrant’s general partner.

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

      (4) Removal of the General Partner. The Partnership Agreement provides that if the General Partner of the Registrant should be removed by vote or written consent of the holders of a majority of the Units then held by Limited Partners entitled to vote, the Registrant will have the right, but not the obligation, to terminate the removed General Partner’s interest in the compensation owed to such General Partner upon the sale or refinancing of the Hotel upon payment to such General Partner of an amount equal to the value of its interest in such compensation on the date of its removal, based upon the market value of the assets of the Registrant on and as if such assets were sold on the date of its removal. If the removed General Partner and the Registrant cannot mutually agree upon such value within 30 days following the election by the Registrant to so terminate the General Partner’s interest, such value will be determined by arbitration. Payment to the removed General Partner of the value of its interest at the option of the Registrant will be made either (i) in a lump sum within 30 days following determination of the value thereof, or (ii) in equal installments of principal and interest at 7% per annum over a period of 60 months.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security ownership of certain beneficial owners.

      Except as set forth below, there is no person known to the Registrant to be the beneficial owner of more than 5% of the Units. The following information is based upon Amendment No. 22 filed with the State of California dated October 1, 1999, and as updated by the records of the Registrant.

		Number of
		Units and
		Nature of
		Beneficial
	Name and Address of	Ownership at	Percent
Title of Class	Beneficial Owner	March 17, 2001	of Class

Limited Partnership Units	Liquidity Fund XI	7 (*)	.157
	Liquidity Fund XIII	11 (*)	.247

	Liquidity Fund XIV	117 (*)	2.626

	Liquidity Fund XV	3 (*)	.067

	Liquidity Income/Growth Fund 85	48 (*)	1.077

	Liquidity Fund High Yield Institutional Investors	8 (*)	.180

	Liquidity Fund Tax-Exempt Partners	28 (*)	.629

	Liquidity Fund Tax-Exempt Partners II	72 (*)	1.616

	LF 73	30 (*)	.673

	LF 74	46 (*)	1.033

	Liquidity Financial Grp. L.P.	9 (*)	.202

	Liquidity Fund General Ptrs. II	1 (*)	.022

	Liquidity Fund General Ptrs. II FBO Sean S. Subas	1 (*)	.022

	LFG Liquidating Interest, L.P.	5 (*)	.112

	LF 31 2200 Powell Street Emeryville, CA 94608	47 (*)	1.055

(*)	Each of such funds (the “Funds”) owns such Units directly. Each of such funds has sole voting and disposition power with respect to such Units, which powers are exercised on behalf of such Fund by its general partner(s). Liquidity Fund General Partners (“LFGP”) is the sole general partner of Liquidity Fund XI, Liquidity Fund XII, Liquidity Fund XIII, Liquidity Fund XIV, Liquidity Fund XV and Liquidity Income/Growth Fund 85. The general partners of Liquidity Fund IX are Liquidity Fund Management, Inc. (“LFMI”) and Messrs. Richard G. Wollack, Bryson S. Randolph and Brent R. Donaldson. The general partners of Liquidity Fund High Yield Institutional Investors are LFGP and Liquidity Fund Associates II (“LFA”). The general partners of LFGP are Messrs. Wollack, Randolph, Donaldson and Sean S. Subas. The officers and directors of LFMI are Messrs. Wollack, Donaldson and Subas. The general partner of LFA is LFGP. The general partners of Liquidity Fund Tax-Exempt Partners and Liquidity Fund Tax-Exempt Partners II are Liquidity Fund General Partners II (“LFGPII”) and Liquidity Fund Partners (“LFP”). The general partners of LFGPII are Messrs. Wollack, Donaldson, Subas and Robert S. Condon. The general partner of LFP is LFGPII.

      (b) Security ownership of management.

Number of Units and
Nature of Beneficial
	Name of	Ownership as of	Percent
	Beneficial	Close of Business on	of
Title of Class	Owner	March 17, 2001	Class

Limited Partnership Units	Ronald A. Young	93 Units*	2.088

(*)	Owned directly.

      In addition, the General Partner owns a 1% interest in the equity, profits and losses of the Registrant by virtue of the $22,500 capital contribution to the Registrant by the Initial General Partners upon its formation.

Item 12. Certain Relationships and Related Transactions.

      As described in Item 9, all of the outstanding stock of Westland is owned by Mr. Young, and Mr. Rothman is a consultant to Westland. Messrs. Young and Rothman have agreed that a portion of Westland’s net income (based upon a predetermined formula) will be paid to Mr. Rothman for his consulting services.

      Pursuant to the Contract, Westland is entitled to receive from the Registrant for Westland’s services in managing the Hotel: (a) a minimum management fee equal to 4% of room revenues and food and beverage sales (“Hotel Revenues”), payable monthly and adjusted at year-end, and (b) an incentive management fee, calculated and paid annually, equal to the lesser of (1) 12% of profits before debt service and depreciation, as defined, and (2) the excess of the Registrant’s cash flow over an amount equal to 12% of the Partners’ then-invested capital, as defined. Proceeds of any sale or refinancing of the Hotel are not considered in computing the incentive management fee.

      During 2000 and 1999, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2000 and 1999, $666,339 and $742,526, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

      During 2000 and 1999, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2000 and

1999 totaled $29,400 and $29,400, respectively.

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

PART IV

Item 13. Exhibits, List and Reports on Form 8-K.

      (a) Exhibits:

Exhibit
Number	Description

3.1	Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978 and filed April 19, 1978 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of the Units on Form 10).*

3.2	Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

3.3	Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998.

10.1	Unsecured Demand Promissory Note dated March 21, 1994, in the principal amount of $250,000 executed by Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) in favor of the Maxine Fulton Retirement Trust dated 4/21/82 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.2	Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.3	Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

Exhibit
Number	Description

10.4	Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.9	Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel Partners, L.P. and Amresco Capital, L.P. (incorporated by reference to 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

*	Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

SIGNATURES

      In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC

General Partner

By:	/s/ John F. Rothman	Date: March 30, 2001

John F. Rothman, Managing Member

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Casa Munras Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the “Partnership”), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ (deficit) equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
March 15, 2001

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

	2000	1999

ASSETS

CURRENT ASSETS:

Cash	$1,298,650	$1,265,796

Accounts receivable	144,876	155,355

Food and beverage inventories	17,009	14,986

Prepaid expenses	45,263	84,719

Total current assets	1,505,798	1,520,856

LAND, PROPERTY AND EQUIPMENT — at cost:

Building and improvements	6,132,807	5,927,577

Hotel furnishings and equipment	2,075,869	1,860,239

Restaurant furnishings and equipment	89,432	58,638

Less accumulated depreciation	(4,992,772)	(4,596,597)

	3,305,336	3,249,857

Land	700,000	700,000

Construction in progress	—	74,273

Land, property and equipment — net	4,005,336	4,024,130

OTHER ASSETS:

Liquor license	40,000	40,000

Loan commitment fees — net	175,818	199,254

Escrow impound accounts	236,775	232,306

Total other assets	452,593	471,560

TOTAL	$5,963,727	$6,016,546

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable — trade	$55,370	$53,637

Accounts payable — related parties	41,599	29,868

Accrued incentive management fees — related parties	212,487	170,219

Accrued salaries and wages	82,144	76,453

Accrued room tax	46,356	32,961

Accrued other	14,161	8,117

Advance deposits	—	308,276

Distributions payable	67,500	67,500

Current portion of long-term debt	116,385	107,786

Total current liabilities	636,002	854,817

LONG-TERM DEBT	6,628,895	6,745,280

Total liabilities	7,264,897	7,600,097

PARTNERS’ DEFICIT

General Partner (45 units issued and outstanding)	(226,517)	(229,341)

Limited Partners (4,455 units issued and outstanding)	(1,074,653)	(1,354,210)

Total partners’ deficit	(1,301,170)	(1,583,551)

TOTAL	$5,963,727	$6,016,546

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

REVENUES:

Room	$4,405,934	$3,816,801

Food and beverage	735,518	765,973

Lease	97,814	94,556

Telephone	42,336	50,891

Other	72,954	61,959

Total	5,354,556	4,790,180

EXPENSES:

Rooms	1,124,323	1,096,659

Food and beverage	650,954	631,427

Interest	523,935	531,898

Administrative and general	427,195	414,655

Depreciation and amortization	419,611	407,114

Management fees	422,781	358,043

Repairs and maintenance	501,862	344,713

Marketing	301,593	340,441

Energy cost	189,997	187,311

Property taxes	76,715	73,278

Partnership administration and professional fees	57,349	57,376

Insurance	42,935	35,609

Telephone	17,925	19,734

Total (includes reimbursed costs and payments for services to related parties of $951,875 and $870,516 during 2000 and 1999, respectively)	4,757,175	4,498,258

NET INCOME	$597,381	$291,922

ALLOCATION OF NET INCOME:

General Partner	$5,974	$2,919

Limited Partners ($132.75 per Unit in 2000 and $64.87 per Unit in 1999, based upon 4,455 Limited Partnership Units)	591,407	289,003

Total	$597,381	$291,922

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT (based upon 4,500 Total Units outstanding):

Ordinary income	$70.00	$60.00

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2000 AND 1999

	GENERAL	LIMITED
	PARTNER	PARTNERS	TOTAL

DEFICIT, JANUARY 1, 1999	$(229,560)	$(1,375,913)	$(1,605,473)

NET INCOME	2,919	289,003	291,922

DISTRIBUTIONS TO PARTNERS	(2,700)	(267,300)	(270,000)

DEFICIT, DECEMBER 31, 1999	(229,341)	(1,354,210)	(1,583,551)

NET INCOME	5,974	591,407	597,381

DISTRIBUTIONS TO PARTNERS	(3,150)	(311,850)	(315,000)

DEFICIT, DECEMBER 31, 2000	$(226,517)	$(1,074,653)	$(1,301,170)

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

OPERATING ACTIVITIES:

Net income	$597,381	$291,922

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	419,611	407,114

Change in assets and liabilities:

Accounts receivable	10,479	(113,136)

Food and beverage inventories	(2,023)	2,848

Prepaid expenses	39,456	(14,788)

Accounts payable and accrued expenses	26,863	4,329

Accounts payable and accrued expenses — related parties	53,999	(7,432)

Advance deposits	(308,276)	308,275

Net cash provided by operating activities	837,490	879,132

INVESTING ACTIVITIES:

Acquisition of property and equipment	(377,381)	(368,549)

FINANCING ACTIVITIES:

Distributions paid to Partners	(315,000)	(202,500)

Payment of long-term debt	(107,786)	(99,823)

Escrow impound accounts	(4,469)	(20,364)

Cash used for financing activities	(427,255)	(322,687)

NET INCREASE IN CASH	32,854	187,896

CASH AT BEGINNING OF YEAR	1,265,796	1,077,900

CASH AT END OF YEAR	$1,298,650	$1,265,796

SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION —

Cash paid during the year for interest	$523,935	$531,898

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Information:

General — Casa Munras Hotel Partners, L.P. (the “Partnership”) was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel (“the Casa Munras”) located in Monterey, California. The Casa Munras has 166 guest rooms, a restaurant, bar and banquet facilities, and several retail stores.

The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the “Initial General Partners”) who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”) upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see Note 2). The General Partner has no commitment, intent or implication to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership.

Allocations — Net profits, losses and cash flows from operations are to be allocated among the Partners in proportion to their respective Partnership interests. The net profits from the sale of all or substantially all of the assets of the Casa Munras, or any future properties to be acquired by the Partnership, and the cash flow resulting therefrom, are to be allocated in accordance with the predetermined formula outlined in the Partnership Agreement.

Summary of Significant Accounting Policies:

Fair Value of Financial Instruments and Concentrations of Credit Risk — The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash, accounts receivable, food and beverage inventories, prepaid expenses, accounts payable, accrued expenses and distributions payable carrying cost reasonably approximates their fair value because of the short maturities of these instruments.

Other assets are carried at cost which, in management’s opinion, is less than fair value.

The carrying value of long-term debt approximates fair value at December 31, 2000 and 1999, as the related interest rate is in line with market rates.

Inventories — Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Depreciation — Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from five to seven years.

Loan Commitment Fee — The loan commitment fee is net of accumulated amortization of $58,590 and $35,154 in 2000 and 1999, respectively. The loan commitment fee on the First Mortgage is amortized over the ten-year term of the loan using the straight-line method which approximates the effective interest rate method (see Note 2).

Income Taxes — In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2000, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

Revenues — Revenues are recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotel’s results of operations.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets — Based on an evaluation of existing long-lived assets performed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, including a review of a decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, a review of the costs of new construction and cash flows generated by the Partnership in calendar years 2000 and 1999, the Partnership has determined that no impairment has occurred for the years ended December 31, 2000 and 1999.

2.	LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

	2000	1999

First Mortgage payable —

monthly principal and interest (7.7%) payments of $52,643 through June 2008; beginning July 2008, interest rate equals the lesser of the maximum rate permitted by law or the greater of 2% above the initial interest rate or 2% plus the treasury rate, as defined in the Agreement; due July 2010; impounds required for property taxes, insurance, replacements and incentive management fees due Westland under the Contract (see Note 4), payable monthly; certain additional restrictions apply regarding payment of Partnership distributions	$6,745,280	$6,853,066

Less current portion	116,385	107,786

Long-term debt	$6,628,895	$6,745,280

Principal payments required for the years ending December 31, are as follows:

2001	$116,385

2002	125,670

2003	135,696

2004	146,521

2005	158,210

Thereafter	6,062,798

Total	$6,745,280

Substantially all of the assets of the Partnership are pledged as security for the above debt.

3.	LEASE REVENUE

The retail stores are leased to other business establishments. These leases range from one to two years and provided annual rents of $97,814 and $94,556 for 2000 and 1999, respectively.

4.	MANAGEMENT AND RELATED PARTIES

The Partnership has a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects.

Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2000 and 1999 were $210,294 and $187,824, respectively. Incentive management fees for 2000 and 1999 were $212,487 and $170,219, respectively.

Ronald A. Young, an Initial General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland.

The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 2000 and 1999 were $695,739 and $771,926, respectively.

Accounts payable and accrued expenses as of December 31, 2000 and 1999 include $254,086 and $200,087, respectively, in amounts due Westland.

The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 2000 and 1999 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.

5.	DISTRIBUTIONS TO PARTNERS

The following table summarized the distributions accrued and paid to Partners for 2000 and 1999:

	Per Unit	Total

Distributions during 1999:

Distributions accrued and paid in 1999:

April 30, 1999	$15.00	$67,500

July 31, 1999	15.00	67,500

October 31, 1999	15.00	67,500

Total paid in 1999	45.00	202,500

Distributions accrued in 1999, paid in 2000	15.00	67,500

Total distributions for 1999	$60.00	$270,000

Distributions during 2000:

Distributions accrued and paid in 2000:

April 30, 2000	$15.00	$67,500

July 31, 2000	15.00	67,500

October 31, 2000	15.00	67,500

October 31, 2000	10.00	45,000

Total paid in 2000	55.00	247,500

Distributions accrued in 2000, paid in 2001	15.00	67,500

Total distributions for 2000	$70.00	$315,000

10