Form 10QSB
period 2001-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2001-05-15
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________ to ________

Commission file number 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Exact name of small business issuer as specified in its charter)

California	95-3235634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8885 Rio San Diego Drive, Suite 220, San Diego, California 92108
(Address of principal executive offices)

(610) 297-4040
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$1,024,080	$1,298,650

Accounts receivable	45,622	144,876

Food and beverage inventories	17,821	17,009

Prepaid expenses	100,293	45,263

Total current assets	1,187,816	1,505,798

LAND, PROPERTY AND EQUIPMENT — at cost:

Building and improvements	6,132,807	6,132,807

Hotel furnishings and equipment	2,078,899	2,075,869

Restaurant furnishings and equipment	89,432	89,432

Less accumulated depreciation	(5,087,872)	(4,992,772)

	3,213,266	3,305,336

Land	700,000	700,000

Construction in progress	74,167

Land, property and equipment — net	3,987,433	4,005,336

OTHER ASSETS:

Liquor license	40,000	40,000

Loan commitment fees — net	169,959	175,818

Escrow impound accounts	296,002	236,775

Total other assets	505,961	452,593

TOTAL	$5,681,210	$5,963,727

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable — trade	$68,424	$55,370

Accounts payable — related parties	102,693	41,599

Accrued incentive management fees — related parties	128,834	212,487

Accrued salaries and wages	53,175	82,144

Accrued room tax	30,979	46,356

Accrued other	21,657	14,161

Distributions payable	67,500	67,500

Current portion of long-term debt	118,640	116,385

Total current liabilities	591,902	636,002

LONG-TERM DEBT	6,598,376	6,628,895

Total liabilities	7,190,278	7,264,897

PARTNERS’ DEFICIT:

General Partner (45 units issued and outstanding)	(228,596)	(226,517)

Limited Partners (4,455 units issued and outstanding)	(1,280,472)	(1,074,653)

Total partners’ deficit	(1,509,068)	(1,301,170)

TOTAL	$5,681,210	$5,963,727

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	2001	2000

REVENUES:

Room	$696,289	$631,333

Food and beverage	162,914	142,557

Lease	25,519	24,096

Telephone	8,347	9,037

Other	18,726	17,867

Total	911,795	824,890

OPERATING EXPENSES:

Rooms	232,055	227,800

Food and beverage	143,041	143,388

Interest	129,666	131,754

Administrative and general	112,740	86,149

Depreciation and amortization	100,959	95,859

Energy cost	75,516	45,203

Marketing	65,766	70,387

Repairs and maintenance	64,529	66,533

Management fees	51,924	46,166

Partnership administration and professional fees	33,273	24,064

Insurance	19,956	8,838

Property taxes	18,856	18,720

Telephone	3,912	4,207

Total (including reimbursed costs and payments for services to related parties of $284,186 and $197,014 for the three months ended March 31, 2001 and 2000, respectively)	1,052,193	969,068

NET LOSS	$(140,398)	$(144,178)

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	2001	2000

ALLOCATION OF NET LOSS:

General Partner (45 units outstanding)	(1,404)	(1,442)

Limited Partners (4,455 units outstanding)	(138,994)	(142,736)

Total	$(140,398)	$(144,178)

DISTRIBUTION TO PARTNERS	$67,500	$67,500

PER UNIT INFORMATION:

(based upon 4,500 total units outstanding):

Net loss	$(31.20)	$(32.04)

Distribution	$15.00	$15.00

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(140,398)	$(144,178)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	100,959	95,859

Change in assets and liabilities:

Accounts receivable	99,254	126,521

Food and beverage inventories	(812)	(1,624)

Prepaid expenses	(55,030)	29,175

Accounts payable and accrued expenses	(46,355)	111,430

Net cash (used in) provided by operating activities	(42,382)	217,183

INVESTING ACTIVITIES:

Acquisition of property and equipment	(77,197)	(290,125)

FINANCING ACTIVITIES:

Payment of long-term debt	(28,264)	(26,176)

Distributions paid to Partners	(67,500)	(67,500)

Impound escrow accounts	(59,227)	(58,882)

Net cash used in financing activities	(154,991)	(152,558)

NET DECREASE IN CASH	(274,570)	(225,500)

CASH AT BEGINNING OF PERIOD	1,298,650	1,265,796

CASH AT END OF PERIOD	$1,024,080	$1,040,296

SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION -

Cash paid during the period for interest	$129,666	$131,754

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2001 and 2000

      For the three months ended March 31, 2001 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 43% versus 44% and average room rates were $107.83 versus $94.34, resulting in an increase in room revenue totaling $64,956 for the three months ended March 31, 2001 as compared to the comparable period in 2000. Food and beverage revenues increased $20,357 for the three months ended March 31, 2001 as compared to the first quarter of 2000. The increase in room rates reflects management’s decision to aggressively pursue room rate increases due to substantial renovations completed at the Registrant’s hotel over the past several years. The reason for increased food and beverage revenues in the first quarter 2001 as compared to the similar quarter in 2000 is primarily due to changes in the menu and increases in menu prices.

      Operating expenses totaled $1,052,193 and $969,068 for the three months ended March 31, 2001 and 2000, respectively. The principal reasons for the increase in operating expenses in 2001 as compared to 2000 are increased energy costs due to the California and national energy shortages and increased administrative expenses due to salary increases for management personnel.

Liquidity and Capital Resources

      The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

      During the three months ended March 31, 2001, the Registrant used $42,382 in net cash flow for operating activities. Reductions in long-term debt totaled $28,264 and impound escrow accounts increased $59,227 during the first quarter of 2001.

      Acquisition of property and equipment during the three months ended March 31, 2001 totaled $77,197. It is estimated that approximately $500,000 more will be expended in the remainder of calendar 2001 for ongoing renovations of existing assets.

      Distributions totaling $67,500 were accrued in the first quarter and paid in the second quarter of 2001 and distributions totaling $67,500 were accrued in the fourth quarter 2000 and paid in the first quarter 2001.

      The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

                  None

      (b) Reports on Form 8-K:

                  None

SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P. CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: May 15, 2001