Form 10QSB
period 2001-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2001-08-09
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ________________

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and should be read in connection therewith. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The Partnership does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$836,816	$1,298,650

Accounts receivable	80,709	144,876

Food and beverage inventories	18,176	17,009

Prepaid expenses	68,359	45,263

Total current assets	1,004,060	1,505,798

LAND, PROPERTY AND EQUIPMENT — at cost:

Building and improvements	6,132,807	6,132,807

Hotel furnishings and equipment	2,106,896	2,075,869

Restaurant furnishings and equipment	89,432	89,432

Less accumulated depreciation	(5,182,972)	(4,992,772)

	3,146,163	3,305,336

Land	700,000	700,000

Construction in progress	214,187

Land, property and equipment — net	4,060,350	4,005,336

OTHER ASSETS:

Liquor license	40,000	40,000

Loan commitment fees — net	164,100	175,818

Escrow impound accounts	184,061	236,775

Total other assets	388,161	452,593

TOTAL	$5,452,571	$5,963,727

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable — trade	$57,890	$55,370

Accounts payable — related parties	37,133	41,599

Accrued incentive management fees — related parties	50,838	212,487

Accrued salaries and wages	51,891	82,144

Accrued room tax	60,860	46,356

Accrued other	7,313	14,161

Distributions payable	67,500	67,500

Current portion of long-term debt	120,939	116,385

Total current liabilities	454,364	636,002

LONG-TERM DEBT	6,567,265	6,628,895

Total liabilities	7,021,629	7,264,897

PARTNERS’ DEFICIT:

General Partner (45 units issued and outstanding)	(229,196)	(226,517)

Limited Partners (4,455 units issued and outstanding)	(1,339,862)	(1,074,653)

Total partners’ deficit	(1,569,058)	(1,301,170)

TOTAL	$5,452,571	$5,963,727

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

REVENUES:

Room	$854,092	$1,334,426	$1,550,381	$1,965,759

Food and beverage	174,349	199,187	337,263	341,744

Lease	25,830	24,607	51,349	48,703

Telephone	8,958	12,751	17,305	21,788

Other	12,817	15,719	31,543	33,586

Total	1,076,046	1,586,690	1,987,841	2,411,580

OPERATING EXPENSES:

Rooms	262,511	296,022	494,566	523,822

Food and beverage	147,615	172,702	290,656	316,090

Interest	129,119	131,247	258,785	263,001

Administrative and general	101,018	95,347	213,758	181,496

Depreciation and amortization	100,959	95,859	201,918	191,718

Energy cost	32,365	38,332	107,881	83,535

Marketing	75,567	77,090	141,333	147,477

Repairs and maintenance	79,604	70,712	144,133	137,245

Management fees	76,750	152,404	128,674	198,570

Partnership admin. and professional fees	19,643	14,560	52,916	38,624

Insurance	19,886	9,892	39,842	18,730

Property taxes	19,840	18,528	38,696	37,248

Telephone	3,659	5,407	7,571	9,614

Total (including reimbursed costs and payments for services to related parties of $270,762 and $286,129 and $554,948 and $465,143 for the three and six months ended June 30, 2001 and 2000, respectively)	1,068,536	1,178,102	2,120,729	2,147,170

NET INCOME (LOSS)	$7,510	$408,588	$(132,888)	$264,410

				Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

ALLOCATION OF NET INCOME (LOSS):

General Partner (45 units outstanding)	$75	$4,086	$(1,329)	$2,644

Limited Partners (4,455 units outstanding)	7,435	404,502	(131,559)	261,766

Total	$7,510	$408,588	$(132,888)	$264,410

DISTRIBUTIONS TO PARTNERS	$67,500	$67,500	$135,000	$135,000

PER UNIT INFORMATION:

(based upon 4,500 total units outstanding):

Net income (loss)	$1.67	$90.80	$(29.53)	$58.76

Distributions	$15.00	$15.00	$30.00	$30.00

				Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	2001	2000

OPERATING ACTIVITIES:

Net (loss) income	$(132,888)	$264,410

Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:

Depreciation and amortization	201,918	191,718

Change in assets and liabilities:

Accounts receivable	64,167	42,988

Food and beverage inventories	(1,167)	(4,282)

Prepaid expenses	(23,096)	54,080

Accounts payable and accrued expenses	(186,192)	(301,035)

Net cash (used in) provided by operating activities	(77,258)	247,879

INVESTING ACTIVITIES:

Acquisition of property and equipment	(245,214)	(383,522)

FINANCING ACTIVITIES:

Payment of long-term debt	(57,076)	(52,859)

Distributions paid to Partners	(135,000)	(135,000)

Impound escrow accounts	52,714	38,067

Net cash used in financing activities	(139,362)	(149,792)

NET DECREASE IN CASH	(461,834)	(285,435)

CASH AT BEGINNING OF PERIOD	1,298,650	1,265,796

CASH AT END OF PERIOD	$836,816	$980,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —

Cash paid during the period for interest	$258,785	$263,001

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

     For the three and six months ended June 30, 2001 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 50% and 47% versus 69% and 57% and average room rates were $112.42 and $110.32 versus $128.19 and $114.94, resulting in a decrease in room revenue totaling $480,334 and $415,378 for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000. Food and beverage revenues decreased $24,838 and $4,481 for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000. The decrease in occupancy resulting in reduced room revenue is primarily the result of reduced business and leisure travel for the three and six months ended June 30, 2001 as compared to the comparable period in 2000. In addition, in June 2000 the United States Open Golf Tournament was held at Pebble Beach on the Monterey Peninsula resulting in higher occupancy and room rates in June 2000 as compared to June 2001. Further, due to reduced occupancy on the Monterey Peninsula, area hotels have been more competitive in reducing room rates to attract additional occupancy for the three and six months ended June 30, 2001 as compared to the comparable period in 2000, which competition has resulted in lower room rates for the Hotel. Food and beverage revenues have decreased in 2001 over the comparable 2000 period primarily due to decreased patrons in the restaurant which number of patrons is impacted by the occupancy of the hotel.

     Operating expenses totaled $1,068,536 and $2,120,729 for the three and six months ended June 30, 2001 as compared to $1,178,102 and $2,147,170 for the three and six months ended June 30, 2000. Operating expenses for the three and six months ended June 30, 2001 and 2000 were down due to reduced occupancy levels for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000, partially offset by increased energy costs in 2001.

     Net income (loss) decreased $401,078 and $397,298 to $7,510 and $(132,888) for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000 respectively. The decrease in net income (loss) is principally attributed to reduced room revenues due to reduced occupancy and room rates due to reduced leisure travel for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000 and the one time positive impact in June 2000 of the United States Open Golf Tournament.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the six months ended June 30, 2001, the Registrant used $77,258 in net cash flow for operating activities. Reductions in long-term debt totaled $57,076 and impound escrow accounts decreased $52,714 during the first six months of 2001.

     Acquisition of property and equipment during the six months ended June 30, 2001 totaled $245,214. It is estimated that approximately $400,000 more will be expended in 2001 for ongoing renovations of existing assets.

     Distributions totaling $67,500 were accrued in the first quarter and paid in the second quarter of 2001 and distributions totaling $67,500 were accrued in the second quarter of 2001 and have been paid in the third quarter of 2001.

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

Dated:  August 9, 2001