Form 10QSB
period 2001-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2001-11-08
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from_______________to_______________

Commission file number 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3235634 (I.R.S. Employer Identification No.)

8885 Rio San Diego Drive, Suite 220, San Diego, California 92108
(Address of principal executive offices)

5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
(Former Address)

(619) 297-4040
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership has not determined the impact, if any, that SFAS No. 144 will have on its financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,019,123	$1,298,650
Accounts receivable	57,155	144,876
Food and beverage inventories	18,855	17,009
Prepaid expenses	35,678	45,263

Total current assets	1,130,811	1,505,798

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,134,662	6,132,807
Hotel furnishings and equipment	2,111,422	2,075,869
Restaurant furnishings and equipment	89,432	89,432
Less accumulated depreciation	(5,278,072)	(4,992,772)

	3,057,444	3,305,336
Land	700,000	700,000
Construction in progress	302,728

Land, property and equipment — net	4,060,172	4,005,336

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	158,241	175,818
Escrow impound accounts	232,719	236,775

Total other assets	430,960	452,593

TOTAL	$5,621,943	$5,963,727

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$54,994	$55,370
Accounts payable — related parties	32,503	41,599
Accrued incentive management fees — related parties	116,245	212,487
Accrued salaries and wages	43,417	82,144
Accrued room tax	30,318	46,356
Accrued other	13,825	14,161
Distributions payable	67,500	67,500
Current portion of long-term debt	123,282	116,385

Total current liabilities	482,084	636,002

LONG-TERM DEBT	6,535,552	6,628,895

Total liabilities	7,017,636	7,264,897

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(227,462)	(226,517)
Limited Partners (4,455 units issued and outstanding)	(1,168,231)	(1,074,653)

Total partners’ deficit	(1,395,693)	(1,301,170)

TOTAL	$5,621,943	$5,963,727

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:
Room	$1,138,979	$1,568,025	$2,689,360	$3,533,784
Food and beverage	177,342	195,292	514,605	537,036
Lease	26,133	24,885	77,482	73,588
Telephone	9,512	13,430	26,817	35,218
Other	14,385	17,344	45,928	50,930

Total	1,366,351	1,818,976	3,354,192	4,230,556

OPERATING EXPENSES:
Rooms	277,243	327,498	771,809	851,320
Food and beverage	154,423	169,159	445,079	485,249
Interest	128,560	130,731	387,345	393,732
Administrative and general	110,771	131,910	324,529	313,406
Depreciation and amortization	100,959	95,859	302,877	287,577
Energy cost	26,976	51,012	134,857	134,547
Marketing	71,991	83,879	213,324	231,356
Repairs and maintenance	75,256	68,457	219,389	205,702
Management fees	119,497	175,074	248,171	373,644
Partnership admin. and professional fees	13,350	4,611	66,266	43,235
Insurance	19,956	12,018	59,798	30,748
Property taxes	22,720	23,731	61,416	60,979
Telephone	3,784	4,787	11,355	14,401

Total (including reimbursed costs and payments for services to related parties of $230,067 and $278,499 and $785,015 and $743,642 for the three and nine months ended September 30, 2001 and 2000, respectively)	1,125,486	1,278,726	3,246,215	3,425,896

NET INCOME	$240,865	$540,250	$107,977	$804,660

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

ALLOCATION OF NET INCOME:
General Partner (45 units outstanding)	$2,409	$5,402	$1,080	$8,047
Limited Partners (4,455 units outstanding)	238,456	534,848	106,897	796,613

Total	$240,865	$540,250	$107,977	$804,660

DISTRIBUTIONS TO PARTNERS	$67,500	$112,500	$202,500	$247,500

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income	$53.53	$120.06	$23.99	$178.81

Distributions	$15.00	$25.00	$45.00	$55.00

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	2001	2000

OPERATING ACTIVITIES:
Net income	$107,977	$804,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,877	287,577
Change in assets and liabilities:
Accounts receivable	87,721	(110,895)
Food and beverage inventories	(1,846)	(5,227)
Prepaid expenses	9,585	33,135
Accounts payable and accrued expenses	(160,815)	(67,203)

Net cash provided by operating activities	345,499	942,047

INVESTING ACTIVITIES:
Acquisition of property and equipment	(340,136)	(480,916)

FINANCING ACTIVITIES:
Payment of long-term debt	(86,446)	(80,059)
Distributions paid to Partners	(202,500)	(202,500)
Decrease in impound escrow accounts	4,056	24,374

Net cash used in financing activities	(284,890)	(258,185)

NET (DECREASE) INCREASE IN CASH	(279,527)	202,946

CASH AT BEGINNING OF PERIOD	1,298,650	1,265,796

CASH AT END OF PERIOD	$1,019,123	$1,468,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$387,345	$393,732

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

     The Registrant’s revenues, which were already substantially under 2000 revenues, have been further impacted by the terrorist events of September 11, 2001 and thereafter. The General Partner has initiated cost cutting procedures, but does not know the long-term impact the current economic downturn will have on future revenue levels.

     For the three and nine months ended September 30, 2001 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 50% and 55% versus 64% and 79% and average room rates were $133.11 and $119.41 versus $130.65 and $121.46, respectively. The results of the lower occupancy and room rate changes was a decrease in room revenue totaling $429,046 and $844,424 for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively. The decrease in occupancy resulting in reduced room revenue is primarily the result of reduced business and leisure travel due to the regional and national economic downturn more recently influenced by the terrorist events of September 11, 2001 and thereafter for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively. In addition, in June 2000 the United States Open Golf Tournament was held at Pebble Beach on the Monterey Peninsula resulting in higher occupancy and room rates in June 2000 as compared to June 2001. Further, due to reduced occupancy on the Monterey Peninsula, area hotels have been more competitive in reducing room rates to attract additional occupancy for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively, which competition has resulted in lower room rates for the Hotel. Food and beverage revenues decreased $17,950 and $22,431 for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively. Food and beverage revenues have decreased in 2001 over the comparable 2000 period primarily due to decreased patrons in the restaurant which number of patrons is impacted by the occupancy of the Hotel.

     Operating expenses totaled $1,125,486 and $3,246,215 for the three and nine months ended September 30, 2001 as compared to $1,278,726 and $3,425,896 for the three and nine months ended September 30, 2000, respectively. Operating expenses for the three and nine months ended September 30, 2001 were down due to reduced occupancy levels for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively, particularly management fees which are substantially based upon the Hotel’s gross revenue.

     Net income decreased $299,385 and $696,683 to $240,865 and $107,977 for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively. The decrease in net income is principally attributed to reduced room revenues due to reduced occupancy and room rates due to reduced business and leisure travel for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, respectively, and the one time positive impact in June 2000 of the United States Open Golf Tournament.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the Hotel. The Registrant’s primary uses of cash are to fund Hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the nine months ended September 30, 2001, the Registrant generated $345,499 in net cash flow provided by operating activities. Reductions in long-term debt totaled $86,446 and impound escrow accounts decreased $4,056 during the first nine months of 2001.

     Acquisition of property and equipment during the nine months ended September 30, 2001 totaled $340,136. It is estimated that approximately $300,000 more will be expended in 2001 for ongoing renovations of existing assets.

     Distributions totaling $67,500 were accrued in the fourth quarter 2000 and paid in the first quarter 2001. Distributions totaling $202,500 were declared, of which $135,000 was paid, during the nine months ended September 30, 2001.

     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

PART II — OTHER INFORMATION

     No Part II items applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: November 7, 2001