Form 10KSB40
period 2001-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2002-03-28
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 0-8901

CASA MUNRAS HOTEL PARTNERS, L.P.
(Name of small business issuer in its charter)

California	95-3235634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8885 Rio San Diego Drive, Suite 220, San Diego, California 92108
(Address of principal executive offices, including zip code)

(619) 297-4040
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Limited Partnership Units (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.              [ X ]

State issuer’s revenues for its most recent fiscal year: $4,148,229

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

     The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $4,148,229 and $5,354,556 generated at the Hotel for the years ended December 31, 2001 and 2000, approximately 80% and 82% represented room sales, 16% and 14% food and beverage sales and 2% lease revenues, respectively. The remaining balance represented telephone revenues, interest and other income, including income from retail operations.

     The business of the Registrant is to hold the Hotel and any additional hotels, when and if acquired, for long-term investment. The principal objectives of the Registrant are to generate cash flow for periodic distributions to its Partners and to realize capital growth and appreciation in the underlying value of the Registrant’s assets, the achievement of these objectives cannot be assured.

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

     The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2001 and 2000:

	For the Three Months Ended

	March 31	June 30	September 30	December 31	Total

Room Sales
2001	$696,289	$854,092	$1,138,979	$608,777	$3,298,137
2000	631,333	1,334,426	1,568,025	872,150	4,405,934
1999	689,257	993,626	1,443,984	689,934	3,816,801
Food & Beverage Sales
2001	$162,914	$174,349	$177,342	$143,557	$658,162
2000	142,557	199,187	195,292	198,482	735,518
1999	161,631	211,615	199,949	192,778	765,973
Total Revenues
2001	$911,795	$1,076,046	$1,366,351	$794,037	$4,148,229
2000	824,890	1,586,690	1,818,976	1,124,000	5,354,556
1999	902,285	1,257,051	1,696,781	934,063	4,790,180
Hotel Occupancy
2001	43%	50%	56%	39%	47%
2000	44%	69%	79%	55%	62%
1999	54%	72%	82%	51%	65%
Average Room Rate
2001	$107.83	$112.42	$134.47	$102.85	$115.96
2000	94.34	128.19	130.76	103.16	117.34
1999	84.76	91.21	115.68	88.52	97.11

     The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 35 full-time employees and approximately 21 part-time employees, none of who is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

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

Item 2. Description of Property.

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

     While portions of the main Hotel building are more than 150 years old, most of the guest rooms were constructed and placed in operation 30 to 35 years ago. The Initial General Partners sought and obtained approval of the limited partners for construction by the Partnership of 14 additional guest rooms on a small-undeveloped portion of the Hotel property. Construction of the additional rooms was completed in June 1998. There are 166 guest rooms located in 11 one- and two-story buildings, most of which are oriented toward a central courtyard, garden area and swimming pool. In addition, there is a main building containing the lobby area, the restaurant, bar and banquet facility, several offices and meeting rooms capable of accommodating groups from 10 to 200. Located on the perimeter of the Site on Fremont and Munras are a number of business offices and retail commercial spaces, all of which are leased to tenants. There is adequate on and off-street parking to serve the Hotel, with access from Fremont Street along Munras Avenue.

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

     It is expected the Partnership will have capital expenditures in 2002 totaling approximately $200,000, to continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and cash provided by operations.

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

     The following cash distributions were paid to the Registrant’s Partners during calendar 2000 and 2001 and through March 17, 2002:

	Distribution	Aggregate Amount
Date of Distribution	Per Unit(*)	of Distribution(*)

January 31, 2000	$15.00	$67,500
April 30, 2000	15.00	67,500
July 31, 2000	15.00	67,500
October 31, 2000	15.00	67,500
October 31, 2000	10.00	45,000
January 31, 2001	15.00	67,500
April 30, 2001	15.00	67,500
July 31, 2001	15.00	67,500
October 31, 2001	15.00	67,500
January 31, 2002	15.00	67,500

(*)	For the purpose of distributions, the Initial General Partners’ $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Revenues	$4,148,229	$5,354,556	$4,790,180	$4,273,340	$3,991,382
Net Loss/Income	$(133,760)	$597,381	$291,922	$339,169	$595,573
Loss/Income Per Unit	$(29.72)	$132.75	$64.87	$75.37	$132.35
Distributions Declared Per Unit	$60.00	$70.00	$60.00	$1,039.00	$120.00
Total Assets at December 31,	$5,292,243	$5,963,727	$6,016,546	$5,721,774	$3,990,305
Long-Term Obligations at December 31, (including current portion)	$6,628,895	$6,745,280	$6,853,066	$6,952,889	$271,219

Year ended December 31, 2001 as compared to year ended December 31, 2000

     Occupancy at the Hotel totaled 47% and 62% in calendar 2001 and 2000. The average room rate at the Hotel decreased to $115.96 in 2001 as compared to $117.34 in 2000.

     In 2001, food and beverage revenues decreased $77,356 or 11% to $658,162 over 2000 comparable revenue. The decrease in food and beverage revenues is attributed to fewer numbers of hotel guest patrons in the restaurant and lounge due to decreased occupancy at the Hotel in 2001 as compared to 2000. The decrease in occupancy resulting in reduced room revenue is primarily the result of reduced business and leisure travel due to the regional and national economic downturn more recently influenced by the terrorist events of September 11, 2001 and thereafter for the year ended December 31, 2001 as compared to the same period of 2000. In addition, in June 2000 the United States Open Golf Tournament was held at Pebble Beach on the Monterey Peninsula resulting in higher occupancy and room rates in June 2000 as compared to June 2001. Further, due to reduced occupancy on the Monterey Peninsula, area hotels have been more competitive in reducing room rates to attract additional occupancy for the year ended December 31, 2001 as compared to the same period of 2000, which competition has resulted in lower room rates for the Hotel.

     Expenses totaled $4,281,989 or 103% of revenue, in 2001 as compared to $4,757,175 or 89% of revenues in 2000. Expenses as a percentage of revenue increased in 2001 as compared to 2000 due principally to the fixed nature of certain costs such as interest, depreciation and other capital expenses from year to year as compared to decreased revenues and due to annual cost of living increases in wages and other departmental operating expenses.

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

     In 2000, food and beverage revenues decreased $30,455 or 4% to $735,518 over 1999 comparable revenue. The decrease in food and beverage revenues is attributed to fewer numbers of hotel guest patrons in the restaurant and lounge due to fewer rooms rented in 2000 as compared to 1999.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 , “Business combinations”. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership does not expect the adoption of SFAS No. 141 to have a material effect on its financial condition or results of operations.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the discontinuance of goodwill amortization. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Partnership will adopt SFAS No. 142 for calendar 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

     For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Financial Statements.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is from the operation and leasing of the Hotel. During 2001, the Registrant generated $276,285 in net cash provided by operating activities.

     The Partnership has obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten-year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 are due monthly. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. Payments on long-term debt totaled $116,385 and net increases in impound escrow accounts totaled $26,947 in calendar 2001.

     Capital expenditures, totaled $402,245 in 2001 and are expected to total $200,000 in 2002. The capital improvements will continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash reserves remaining from the First Mortgage obtained in June 1998 and from cash provided by operations.

     Distributions declared to partners totaled $270,000 in calendar 2001.

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

Item 7. Financial Statements.

     The following are included in this Report in response to this Item immediately subsequent to the signature page:

Independent Auditor’s Report.

Balance Sheets at December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001 and 2000.

Statements of Changes in Partners’ Deficit for the years ended December 31, 2001 and 2000.

Statements of Cash Flows for the years ended December 31, 2001 and 2000.

Notes to Financial Statements for the years ended December 31, 2001 and 2000.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The information required by this Item was previously reported by the Registrant on a Current Report on Form 8-K filed with the Commission on November 30, 2001.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Registrant has no directors or executive officers. The General Partner is Casa Munras GP, LLC, a California limited liability company, which replaced the Initial General Partners. The General Partner of the Registrant is equally owned by Messrs. Rothman and Young. Mr. Rothman, age 67, and Mr. Young, age 74, were the Initial General Partners of the Registrant since its formation, and were named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the “Partnership Agreement”).

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

		Number of
		Units and
		Nature of
		Beneficial
	Name and Address of	Ownership at		Percent
Title of Class	Beneficial Owner	March 20, 2002		of Class

Limited Partnership Units
	Liquidity Fund XI	7	(*)	.157
	Liquidity Fund XIII	11	(*)	.247
	Liquidity Fund XIV	117	(*)	2.626
	Liquidity Fund XV	3	(*)	.067
	Liquidity Income/Growth Fund 85	48	(*)	1.077
	Liquidity Fund High Yield Institutional Investors	8	(*)	.180
	Liquidity Fund Tax-Exempt Partners	28	(*)	.629
	Liquidity Financial Grp. L.P	9	(*)	.202
	Liquidity Fund General Ptrs. II	1	(*)	.022
	Liquidity Fund General Ptrs. II FBO Sean S. Subas	1	(*)	.022
	LFG Liquidity Interest, L.P	5	(*)	.112
	Master Liquidity Fund, LLC	195	(*)	4.377
	P.O.Box 882044 San Francisco, CA 94188-2044

(*)	Each of such funds (the “Funds”) owns such Units directly. Each of such funds has sole voting and disposition power with respect to such Units, which powers are exercised on behalf of such Fund by its general partner(s). Liquidity Fund General Partners (“LFGP”) is the sole general partner of Liquidity Fund XI, Liquidity Fund XIII, Liquidity Fund XIV, Liquidity Fund XV and Liquidity Income/Growth Fund 85. The general partners of Liquidity Fund High Yield Institutional Investors are LFGP and Liquidity Fund Associates II (“LFA”). The general partners of LFGP are Messrs. Wollack, Randolph, Donaldson and Sean S. Subas. The officers and directors of LFMI are Messrs. Wollack, Donaldson and Subas. The general partner of LFA is LFGP. The general partner of Liquidity Fund Tax-Exempt Partners is Liquidity Fund Partners (“LFP”). The general partners of LFGPII are Messrs. Wollack, Donaldson, Subas and Robert S. Condon. The general partner of LFP is LFGPII. No information has been provided to the Registrant for the managing member of Master Liquidity Fund, LLC.

     (b) Security ownership of management.

		Number of Units and
		Nature of Beneficial
	Name of	Ownership as of	Percent
	Beneficial	Close of Business on	of
Title of Class	Owner	March 20, 2002	Class

Limited Partnership Units	Ronald A. Young	106 Units*	2.379
	John F. Rothman	26 Units*	0.584

(*)	Owned directly.

     In addition, the General Partner owns a 1% interest in the equity, profits and losses of the Registrant by virtue of the $45,000 capital contribution to the Registrant by the Initial General Partners upon its formation.

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

     During 2001 and 2000, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2001 and 2000, $873,519 and $666,339, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

     During 2001 and 2000, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2001 and 2000 totaled $33,250 and $29,400, respectively.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978 and filed April 19, 1978 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of the Units on Form 10).*

3.2	Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

3.3*	Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998.

10.1	Unsecured Demand Promissory Note dated March 21, 1994, in the principal amount of $250,000 executed by Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) in favor of the Maxine Fulton Retirement Trust dated 4/21/82 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.2	Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.3	Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the

Exhibit
Number	Description

quarter ended June 30, 1994).

10.4	Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.9	Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel Partners, L.P. and Amresco Capital, L.P. (incorporated by reference to 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

*	Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

     (b)  Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated November 30, 2001, which disclosed a change in certifying accountants.

SIGNATURES

     In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman John F. Rothman, Managing Member	Date: March 27, 2002

INDEPENDENT AUDITOR’S REPORT

To the Partners of
   Casa Munras Hotel Partners, L.P.:

I have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the “Partnership”), as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Casa Munras Hotel Partners, L.P. as of December 31, 2000 were audited by other auditors whose report dated March 15, 2001, expressed an unqualified opinion on those financial statements.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Casa Munras Hotel Partners, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WILLIAM H. LING

San Diego, California
March 20, 2002

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$759,358	$1,298,650
Accounts receivable	22,372	144,876
Food and beverage inventories	19,404	17,009
Prepaid expenses	39,385	45,263

Total current assets	840,519	1,505,798

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,310,962	6,132,807
Hotel furnishings and equipment	2,256,198	2,075,869
Restaurant furnishings and equipment	133,169	89,432
Less accumulated depreciation	(5,404,694)	(4,992,772)

	3,295,635	3,305,336
Land	700,000	700,000

Land, property and equipment — net	3,995,635	4,005,336

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	152,367	175,818
Escrow impound accounts	263,722	236,775

Total other assets	456,089	452,593

TOTAL	$5,292,243	$5,963,727

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable — trade	$58,444	$55,370
Accounts payable — related parties	51,391	41,599
Accrued incentive management fees — related parties	115,611	212,487
Accrued salaries and wages	32,843	82,144
Accrued room tax	35,253	46,356
Accrued other	7,236	14,161
Distributions payable	67,500	67,500
Current portion of long-term debt	125,670	116,385

Total current liabilities	493,948	636,002
LONG-TERM DEBT	6,503,225	6,628,895

Total liabilities	6,997,173	7,264,897

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(230,555)	(226,517)
Limited Partners (4,455 units issued and outstanding)	(1,474,375)	(1,074,653)

Total partners’ deficit	(1,704,930)	(1,301,170)

TOTAL	$5,292,243	$5,963,727

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUES:
Room	$3,298,137	$4,405,934
Food and beverage	658,162	735,518
Lease	103,543	97,814
Telephone	32,510	42,336
Other	55,877	72,954

Total	4,148,229	5,354,556

EXPENSES:
Rooms	1,018,576	1,124,323
Food and beverage	573,728	650,954
Interest	515,336	523,935
Administrative and general	435,098	427,195
Depreciation and amortization	435,397	419,611
Energy cost	167,848	189,997
Marketing	284,605	301,593
Repairs and maintenance	327,295	501,862
Management fees	278,877	422,781
Partnership admin. and professional fees	70,887	57,349
Insurance	80,650	42,935
Property taxes	78,165	76,715
Telephone	15,527	17,925

Total (including reimbursed costs and payments for services to related parties of $960,459 and $951,875 during 2001 and 2000, respectively)	4,281,989	4,757,175

NET (LOSS) INCOME	$(133,760)	$597,381

ALLOCATION OF NET (LOSS) INCOME:
General Partner	$(1,338)	$5,974
Limited Partners (($29.72) per Unit in 2001 and $132.75 per Unit in 2000, based upon 4,455 Limited Partnership Units)	(132,422)	591,407

Total	$(133,760)	$597,381

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT (based upon 4,500 Total Units outstanding):
Ordinary Income	$60.00	$70.00

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000

	GENERAL	LIMITED
	PARTNER	PARTNER	TOTAL

DEFICIT, JANUARY 1, 2000	$(229,341)	$(1,354,210)	$(1,583,551)
NET INCOME	5,974	591,407	597,381
DISTRIBUTIONS TO PARTNERS	(3,150)	(311,850)	(315,000)

DEFICIT, DECEMBER 31, 2000	(226,517)	(1,074,653)	(1,301,170)
NET LOSS	(1,338)	(132,422)	(133,760)
DISTRIBUTIONS TO PARTNERS	(2,700)	(267,300)	(270,000)

DEFICIT, DECEMBER 31, 2001	$(230,555)	$(1,474,375)	$(1,704,930)

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

OPERATING ACTIVITIES:
Net income	$(133,760)	$597,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,397	419,611
Change in assets and liabilities:
Accounts receivable	122,504	10,479
Food and beverage inventories	(2,395)	(2,023)
Prepaid expenses	5,878	39,456
Accounts payable and accrued expenses	(64,255)	26,863
Accounts payable and accrued expenses - related parties	(87,084)	53,999
Advance deposits	—	(308,276)

Net cash provided by operating activities	276,285	837,490

INVESTING ACTIVITIES:
Acquisition of property and equipment	(402,245)	(377,381)

FINANCING ACTIVITIES:
Distributions paid to Partners	(270,000)	(315,000)
Payment of long-term debt	(116,385)	(107,786)
Increase in impound escrow accounts	(26,947)	(4,469)

Net cash used in financing activities	(413,332)	(427,255)

NET (DECREASE) INCREASE IN CASH	(539,292)	32,854
CASH AT BEGINNING OF PERIOD	1,298,650	1,265,796

CASH AT END OF PERIOD	$759,358	$1,298,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid during the year for interest	$515,336	$523,935

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Information:

General — Casa Munras Hotel Partners, L.P. (the “Partnership”) was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel (“the Casa Munras”) located in Monterey, California. The Casa Munras has 166 guest rooms, a restaurant, bar and banquet facilities, and several retail stores. The Partnerships fiscal year end is December 31.

The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the “Initial General Partners”) who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”) upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see Note 2). The General Partner has no commitment, intent or implication to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership. The term of the Partnership is 50 years, although it may be terminated sooner by the occurrence of certain events as set forth in the Partnership Agreement.

Allocations — Net profits, losses and cash flows from operations are to be allocated among the Partners in proportion to their respective Partnership interests. The net profits from the sale of all or substantially all of the assets of the Casa Munras, or any future properties to be acquired by the Partnership, and the cash flow resulting there from, are to be allocated in accordance with the predetermined formula outlined in the Partnership Agreement.

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

Other assets are carried at cost, which, in management’s opinion, is less than fair value.

The carrying value of long-term debt approximates fair value at December 31, 2001 and 2000, as the related interest rate is in line with market rates.

Cash — Cash on deposit at a bank in excess of the federally insured limit totaled approximately $653,000 at December 31, 2001.

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

Loan Commitment Fee — The loan commitment fee is net of accumulated amortization of $82,041 and $58,590 in 2001 and 2000, respectively. The loan commitment fee on the First Mortgage is amortized over the ten-year term of the loan using the straight-line method, which approximates the effective interest rate method (see Note 2).

Income Taxes — In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2001, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes.

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

Advertising Costs — Advertising costs are expensed as incurred.

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

Impairment of Long-Lived Assets — Based on an evaluation of existing long-lived assets performed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, including a review of a decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, a review of the costs of new construction and cash flows generated by the Partnership in calendar years 2001 and 2000, the Partnership has determined that no impairment has occurred for the years ended December 31, 2001 and 2000.

Recent Accounting Pronouncements — In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 supersedes Accounting Principals Board (“APB”) No. 16, “Business combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Partnership does not expect the adoption of SFAS No. 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes APB No. 17, “Intangible Assets”, and requires the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Partnership will adopt SFAS No. 142 for calendar 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is required to be applied for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS No. 143 for calendar 2003, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 (see above). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership will adopt SFAS No. 144 for calendar 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

2. LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

	2001	2000

First Mortgage payable -
monthly principal and interest (7.7%) payments of $52,643 through June 2008; beginning July 2008, interest rate equals the lesser of the maximum rate permitted by law or the greater of 2% above the initial interest rate or 2% plus the treasury rate, as defined in the Agreement; due July 2010; impounds required for property taxes, insurance, replacements and incentive management fees due Westland under the Contract (see Note 4), payable monthly; certain additional restrictions apply regarding payment of Partnership distributions	$6,628,895	$6,745,280
Less current portion	125,670	116,385

Long-term debt	$6,503,225	$6,628,895

Principal payments required for the years ending December 31, are as follows:

2002	$125,670
2003	135,696
2004	146,521
2005	158,210
2006	170,831
Thereafter	5,891,967

Total	$6,628,895

Substantially all of the assets of the Partnership are pledged as security for the above debt.

3. LEASE REVENUE

The retail stores are leased to other business establishments. These leases range from one to two years and provided annual rents of $103,543 and $97,814 for 2001 and 2000, respectively.

4. MANAGEMENT AND RELATED PARTIES

The Partnership has a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects.

Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2001 and 2000 were $163,266 and $210,294, respectively. Incentive management fees for 2001 and 2000 were $115,611 and $212,487, respectively.

Ronald A. Young, an Initial General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland.

The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed in 2001 and 2000 were $906,769 and $695,739, respectively.

Accounts payable and accrued expenses as of December 31, 2001 and 2000 include $167,002 and $254,086, respectively, in amounts due Westland.

The Westland management agreement provides that the partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 2001 and 2000 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.

5. DISTRIBUTIONS TO PARTNERS

The following table summarized the distributions accrued and paid to Partners for 2001 and 2000:

	Per Unit	Total

Distributions during 2000:
Distributions accrued and paid in 2000:
April 30, 2000	$15.00	$67,500
July 31, 2000	15.00	67,500
October 31, 2000	15.00	67,500
October 31, 2000	10.00	45,000

Total paid in 2000	55.00	247,500

Distributions accrued in 2000, paid in 2001 January 31, 2001	15.00	67,500

Total distributions for 2000	$70.00	$315,000

Distributions during 2001:
Distributions accrued and paid in 2001:
April 30, 2000	$15.00	$67,500
July 31, 2000	15.00	67,500
October 31, 2000	15.00	67,500

Total paid in 2000	45.00	202,500

Distributions accrued in 2001, paid in 2002 January 31, 2002	15.00	67,500

Total distributions for 2001	$60.00	$270,000

