Form 10QSB
period 2002-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2002-05-13
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$468,439	$759,358
Accounts receivable	15,375	22,372
Food and beverage inventories	20,505	19,404
Prepaid expenses	56,125	39,385

Total current assets	560,444	840,519

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,311,037	6,310,962
Hotel furnishings and equipment	2,258,406	2,256,198
Restaurant furnishings and equipment	133,169	133,169
Less accumulated depreciation	(5,501,894)	(5,404,694)

	3,200,718	3,295,635
Land	700,000	700,000
Construction in progress	119,166

Land, property and equipment — net	4,019,884	3,995,635

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	146,538	152,367
Escrow impound accounts	209,298	263,722

Total other assets	395,836	456,089

TOTAL	$4,976,164	$5,292,243

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$77,891	$58,444
Accounts payable — related parties	53,844	51,391
Accrued incentive management fees — related parties	116,570	115,611
Accrued salaries and wages	29,775	32,843
Accrued room tax	27,435	35,253
Accrued other	20,553	7,236
Distributions payable	0	67,500
Current portion of long-term debt	128,105	125,670

Total current liabilities	454,173	493,948
LONG-TERM DEBT	6,470,271	6,503,225

Total liabilities	6,924,444	6,997,173

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(232,989)	(230,555)
Limited Partners (4,455 units issued and outstanding)	(1,715,292)	(1,474,375)

Total partners’ deficit	(1,948,280)	(1,704,930)

TOTAL	$4,976,164	$5,292,243

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

REVENUES:
Room	$543,401	$696,289
Food and beverage	122,615	162,914
Lease	26,079	25,519
Telephone	6,277	8,347
Other	6,151	18,726

Total	704,523	911,795

OPERATING EXPENSES:
Rooms	210,014	232,055
Interest	127,441	129,666
Food and beverage	119,026	143,041
Depreciation and amortization	103,029	100,959
Administrative and general	98,222	112,740
Marketing	78,448	65,766
Repairs and maintenance	68,209	64,529
Energy cost	41,145	75,516
Management fees	28,798	51,924
Insurance	25,212	19,956
Partnership administration and professional fees	24,001	33,273
Property taxes	21,147	18,856
Telephone	3,181	3,912

Total (including reimbursed costs and payments for services to related parties of $190,729 and $284,186 for the three months ended March 31, 2002 and 2001, respectively)	947,873	1,052,193

NET LOSS	$(243,350)	$(140,398)

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

ALLOCATION OF NET LOSS:
General Partner (45 units outstanding)	(2,434)	(1,404)
Limited Partners (4,455 units outstanding)	(240,917)	(138,994)

Total	$(243,350)	$(140,398)

DISTRIBUTION TO PARTNERS	$—	$67,500

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net loss	$(54.08)	$(31.20)

Distribution	$—	$15.00

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(243,350)	$(140,398)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	103,029	100,959
Change in assets and liabilities:
Accounts receivable	6,997	99,254
Food and beverage inventories	(1,101)	(812)
Prepaid expenses	(16,740)	(55,030)
Accounts payable and accrued expenses	25,290	(46,355)

Net cash used in operating activities	(125,875)	(42,382)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(121,449)	(77,197)

FINANCING ACTIVITIES:
Payment of long-term debt	(30,519)	(28,264)
Distributions paid to Partners	(67,500)	(67,500)
(Increase) Decrease in impound escrow accounts	54,424	(59,227)

Net cash used in financing activities	(43,595)	(154,991)

NET DECREASE IN CASH	(290,919)	(274,570)
CASH AT BEGINNING OF PERIOD	759,358	1,298,650

CASH AT END OF PERIOD	$468,439	$1,024,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid during the period for interest	$127,441	$129,666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     For the three months ended March 31, 2002 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 35% versus 43% and average room rates were $102.99 versus $107.83, resulting in a decrease in room revenue totaling $152,888 for the three months ended March 31, 2002 as compared to the comparable period in 2001. Food and beverage revenues decreased $40,299 for the three months ended March 31, 2002 as compared to the first quarter of 2001.

     The decrease in occupancy and average room rates is due to the continued economic recession in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001, due to reduced foreign travel. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced local leisure travel.

     Reduced guests at the hotel have resulted in fewer patrons at the restaurant and lounge and reduced food and beverage revenues.

     Operating expenses totaled $947,876 and $1,052,193 for the three months ended March 31, 2002 and 2001, respectively. The principal reasons for the decrease in operating expenses in 2002 as compared to 2001 were reduced rooms, food and beverage and administrative expenses, which variable expenses are down due to reduced occupancy and food and beverage revenues.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FSAB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which requires the discontinuance of goodwill amortization. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of”, and addressed financial accounting and reporting for the impairment of long-lived assets to be disposed of. The partnership adopted SFAS No. 142, 143, and 144 during the first quarter of calendar 2002, which did not have a material effect on it’s financial condition or results of operations.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the three months ended March 31, 2001, the Registrant used $125,875 in net cash flow for operating activities. Reductions in long-term debt totaled $30,519 and impound escrow accounts decreased $54,424 during the first quarter of 2002.

     Acquisition of property and equipment during the three months ended March 31, 2002 totaled $121,449. It is estimated that approximately $100,000 more will be expended in the remainder of calendar 2002 for ongoing renovations of existing assets.

     Distributions totaling $67,500 were accrued in the fourth quarter of 2001 and paid in the first quarter 2002. There were no distributions accrued in the first quarter of 2002.

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

Dated: May 13, 2002