Form 10QSB
period 2002-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2002-08-02
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and should be read in connection therewith. The results of operations for the three and six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$477,920	$759,358
Accounts receivable	55,665	22,372
Food and beverage inventories	18,406	19,404
Prepaid expenses	84,923	39,385

Total current assets	636,914	840,519

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,311,036	6,310,962
Hotel furnishings and equipment	2,258,407	2,256,198
Restaurant furnishings and equipment	133,169	133,169
Less accumulated depreciation	(5,599,094)	(5,404,694)

	3,103,518	3,295,635
Land	700,000	700,000
Construction in progress	226,527	—

Land, property and equipment — net	4,030,045	3,995,635

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	140,649	152,367
Escrow impound accounts	240,772	263,722

Total other assets	421,421	456,089

TOTAL	$5,088,380	$5,292,243

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$118,283	$58,444
Accounts payable — related parties	67,868	51,391
Accrued incentive management fees — related parties	152,636	115,611
Accrued salaries and wages	37,628	32,843
Accrued room tax	65,180	35,253
Accrued other	8,975	7,236
Distributions payable	67,500	67,500
Current portion of long-term debt	130,587	125,670

Total current liabilities	648,657	493,948
LONG-TERM DEBT	6,436,678	6,503,225

Total liabilities	7,085,335	6,997,173

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(233,475)	(230,555)
Limited Partners (4,455 units issued and outstanding)	(1,763,480)	(1,474,375)

Total partners’ deficit	(1,996,955)	(1,704,930)

TOTAL	$5,088,380	$5,292,243

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Room	$893,303	$854,092	$1,436,704	$1,550,381
Food and beverage	168,250	174,349	290,865	337,263
Lease	26,079	25,830	52,158	51,349
Telephone	8,399	8,958	14,676	17,305
Other	8,645	12,817	14,796	31,543

Total	1,104,676	1,076,046	1,809,199	1,987,841

OPERATING EXPENSES:
Rooms	274,299	262,511	484,313	494,566
Food and beverage	147,842	147,615	266,868	290,656
Interest	126,790	129,119	254,231	258,785
Depreciation and amortization	103,089	100,959	206,118	201,918
Administrative and general	93,395	101,018	191,617	213,758
Marketing	80,454	75,567	158,902	141,333
Repairs and maintenance	69,252	79,604	137,461	144,133
Management fees	80,145	76,750	108,943	128,674
Energy cost	43,787	32,365	84,932	107,881
Insurance	25,212	19,886	50,424	39,842
Partnership admin. and professional fees	19,804	19,643	43,805	52,916
Property taxes	18,173	19,840	39,320	38,696
Telephone	3,609	3,659	6,790	7,571

Total (including reimbursed costs and payments for services to related parties of $247,141 and $270,762 and $437,870 and $554,948 for the three and six months ended June 30, 2002 and 2001, respectively)	1,085,851	1,068,536	2,033,724	2,120,729

NET INCOME (LOSS)	$18,825	$7,510	$(224,525)	$(132,888)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$188	$75	$(2,245)	$(1,329)
Limited Partners (4,455 units outstanding)	18,637	7,435	(222,280)	(131,559)

Total	$18,825	$7,510	$(224,525)	$(132,888)

DISTRIBUTIONS TO PARTNERS	$67,500	$67,500	$67,500	$135,000

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$4.18	$1.67	$(49.89)	$(29.53)

Distributions	$15.00	$15.00	$15.00	$30.00

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(224,525)	$(132,888)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:
Depreciation and amortization	206,118	201,918
Change in assets and liabilities:
Accounts receivable	(33,293)	64,167
Food and beverage inventories	998	(1,167)
Prepaid expenses	(45,538)	(23,096)
Accounts payable and accrued expenses	149,792	(186,192)

Net cash provided by (used in) operating activities	53,552	(77,258)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(228,810)	(245,214)
Impound escrow accounts	22,950	52,714

Net cash used in investing activities	(205,860)	(192,500)

FINANCING ACTIVITIES:
Payment of long-term debt	(61,630)	(57,076)
Distributions paid to Partners	(67,500)	(135,000)

Net cash used in financing activities	(129,130)	(192,076)

NET DECREASE IN CASH	(281,438)	(461,834)
CASH AT BEGINNING OF PERIOD	759,358	1,298,650

CASH AT END OF PERIOD	$477,920	$836,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$254,231	$258,785

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

     For the three and six months ended June 30, 2002 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 52% and 44% versus 50% and 47% and average room rates were $112.46 and $108.68 versus $112.42 and $110.32, resulting in an increase (decrease) in room revenue totaling $39,211 and ($113,677) for the three and six months ended June 30, 2002 as compared to the comparable period in 2001. Food and beverage revenues decreased $6,099 and $46,398 for the three and six months ended June 30, 2002 as compared to the same periods of 2001.

     The decrease in occupancy and average room rates year to date is due to the continued economic recession in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001, due to reduced foreign travel. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced local leisure travel.

     The slight increase in occupancy and approximately equal room rates for the three months ended June 30, 2002 as compared to June 30, 2001 are a result of the stabilization in the decline in business levels in the San Francisco/Monterey Bay area. There is no assurance the stabilization will continue.

     Reduced guests at the hotel have resulted in fewer patrons at the restaurant and lounge and reduced food and beverage revenues year to date. Food and beverage revenue for the three months ended June 30, 2002 as compared to 2001 are approximately equal due to the stabilization of occupancy during the comparable periods.

     Operating expenses totaled $1,085,851 and $2,033,724 for the three and six months ended June 30, 2002 as compared to $1,068,536 and $2,120,729 for the three and six months ended June 30, 2001, respectively. The principal reasons for the decrease in operating expenses in 2002 as compared to 2001 were reduced rooms, food and beverage and administrative expenses, which variable expenses are down due to reduced occupancy and food and beverage revenues.

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

     During the six months ended June 30, 2002, the Registrant generated $53,552 in net cash flow provided by operating activities. Reductions in long-term debt totaled $61,630 and impound escrow accounts decreased $22,950 during the six months of 2002.

     Acquisition of property and equipment during the six months ended June 30, 2002 totaled $228,810. It is estimated that approximately $100,000 more will be expended in the remainder of calendar 2002 for ongoing renovations of existing assets.

     Distributions totaling $67,500 were accrued in the fourth quarter of 2001 and paid in the first quarter 2002. No distributions were accrued and paid for the first quarter of 2002. Distributions accrued in the second quarter of 2002 and paid in the third quarter of 2002 totaled $67,500.

     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

PART II – OTHER INFORMATION

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

Dated: August 2, 2002