Form 10QSB/A
period 2002-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2002-08-15
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

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

PRELIMINARY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, and to disclose such certification. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II — OTHER INFORMATION

Item 5. Other Information

The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification of Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: August 14, 2002