Form 10QSB
period 2002-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2002-11-08
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and should be read in connection therewith. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$512,380	$759,358
Accounts receivable	49,404	22,372
Food and beverage inventories	17,720	19,404
Prepaid expenses	56,451	39,385

Total current assets	635,955	840,519

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,311,036	6,310,962
Hotel furnishings and equipment	2,261,783	2,256,198
Restaurant furnishings and equipment	133,169	133,169
Less accumulated depreciation	(5,696,294)	(5,404,694)

	3,009,694	3,295,635
Land	700,000	700,000
Construction in progress	273,208	—

Land, property and equipment — net	3,982,902	3,995,635

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	134,790	152,367
Escrow impound accounts	358,928	263,722

Total other assets	533,718	456,089

TOTAL	$5,152,575	$5,292,243

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$55,817	$58,444
Accounts payable — related parties	31,750	51,391
Accrued incentive management fees — related parties	214,079	115,611
Accrued salaries and wages	36,349	32,843
Accrued room tax	31,521	35,253
Accrued other	22,282	7,236
Distributions payable	67,500	67,500
Current portion of long-term debt	133,117	125,670

Total current liabilities	592,415	493,948
LONG-TERM DEBT	6,402,435	6,503,225

Total liabilities	6,994,850	6,997,173

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(231,928)	(230,555)
Limited Partners (4,455 units issued and outstanding)	(1,610,347)	(1,474,375)

Total partners’ deficit	(1,842,275)	(1,704,930)

TOTAL	$5,152,575	$5,292,243

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Room	$1,147,211	$1,138,979	$2,583,915	$2,689,360
Food and beverage	182,480	177,342	473,345	514,605
Lease	26,079	26,133	78,237	77,482
Telephone	5,556	9,512	20,232	26,817
Other	14,868	14,385	29,664	45,928

Total	1,376,194	1,366,351	3,185,393	3,354,192

OPERATING EXPENSES:
Rooms	290,853	277,243	775,166	771,809
Food and beverage	152,559	154,423	419,427	445,079
Interest	126,217	128,560	380,448	387,345
Depreciation and amortization	103,059	100,959	309,177	302,877
Administrative and general	118,542	110,771	310,159	324,529
Marketing	79,443	71,991	238,345	213,324
Repairs and maintenance	71,716	75,256	209,177	219,389
Management fees	116,180	119,497	225,123	248,171
Energy cost	42,166	26,976	127,098	134,857
Insurance	25,212	19,956	75,636	59,798
Partnership admin. and professional fees	2,631	13,350	46,436	66,266
Property taxes	21,759	22,720	61,079	61,416
Telephone	3,677	3,784	10,467	11,355

Total (including reimbursed costs and payments for services to related parties of $225,084 and $230,067 and $662,954 and $785,015 for the three and nine months ended September 30, 2002 and 2001, respectively)	1,154,014	1,125,486	3,187,738	3,246,215

NET INCOME (LOSS)	$222,180	$240,865	$(2,345)	$107,977

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$2,222	$2,409	$(23)	$1,080
Limited Partners (4,455 units outstanding)	219,958	238,456	(2,322)	106,897

Total	$222,180	$240,865	$(2,345)	$107,977

DISTRIBUTIONS TO PARTNERS	$67,500	$67,500	$135,000	$202,500

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$49.37	$53.53	$(0.52)	$23.99

Distributions	$15.00	$15.00	$30.00	$45.00

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(2,345)	$107,977
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	309,177	302,877
Change in assets and liabilities:
Accounts receivable	(27,032)	87,721
Food and beverage inventories	1,684	(1,846)
Prepaid expenses	(17,066)	9,585
Accounts payable and accrued expenses	91,020	(160,815)

Net cash provided by operating activities	355,438	345,499

INVESTING ACTIVITIES:
Acquisition of property and equipment	(278,867)	(340,136)
Impound escrow accounts	(95,206)	4,056

Net cash used in investing activities	(374,073)	(336,080)

FINANCING ACTIVITIES:
Payment of long-term debt	(93,343)	(86,446)
Distributions paid to Partners	(135,000)	(202,500)

Net cash used in financing activities	(228,343)	(288,946)

NET DECREASE IN CASH	(246,978)	(279,527)
CASH AT BEGINNING OF PERIOD	759,358	1,298,650

CASH AT END OF PERIOD	$512,380	$1,019,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid during the period for interest	$380,448	$387,345

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     For the three and nine months ended September 30, 2002 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 58% and 49% versus 55% and 50% and average room rates were $129.79 and $117.14 versus $134.47 and $119.41, respectively, resulting in an increase (decrease) in room revenue totaling $8,232 and $(105,445) for the three and nine months ended September 30, 2002 as compared to the same periods of 2001. Food and beverage revenues increased (decreased) $5,138 and ($41,260) for the three and nine months ended September 30, 2002 as compared to the same periods of 2001.

     The increase in occupancy for the three months ended September 30, 2002 as compared to September 30, 2001 are a result of the stabilization in the decline in business levels in the San Francisco/Monterey Bay area, and of rate reductions initiated by the hotel. Room revenues are approximately equal for the nine months ended September 30, 2002 as compared to September 30, 2001 due to third quarter 2002 occupancy increases partially offset by room rate reductions.

     Slightly reduced occupancy at the hotel coupled with lower local turnout have resulted in fewer patrons at the restaurant and lounge and reduced food and beverage revenues year to date. Food and beverage revenue for the three months ended September 30, 2002 as compared to 2001 are slightly higher due to increased occupancy during the comparable periods.

     Operating expenses totaled $1,154,014 and $3,187,738 for the three and nine months ended September 30, 2002 as compared to $1,125,486 and $3,246,215 for the three and nine months ended September 30, 2001, respectively. The principal reason for the decrease in operating expenses year to date in 2002 as compared to 2001 were reduced food and beverage and management fee expenses, which variable expenses are down due to reduced food and beverage revenues and reduced profits for calculation of incentive management fees.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FSAB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which requires the discontinuance of goodwill amortization. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of”, and addressed financial accounting and reporting for the impairment of long-lived assets to be disposed of. The Registrant adopted SFAS No. 142, 143, and 144 during the first quarter of calendar 2002, which did not have a material effect on it’s financial condition or results of operations.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the nine months ended September 30, 2002, the Registrant generated $355,438 in net cash flow provided by operating activities. Reductions in long-term debt totaled $93,343 and impound escrow accounts increased $95,206 during the first nine months of 2002.

     Acquisition of property and equipment during the nine months ended September 30, 2002 totaled $278,867. It is estimated that approximately $50,000 more will be expended in 2002 for ongoing renovations of existing assets.

     Distributions totaling $67,500 were accrued in the fourth quarter 2001 and paid in the first quarter 2002. No distributions were accrued and paid for the first quarter of 2002. Distributions accrued in the second quarter of 2002 and paid in the third quarter of 2002 totaled $67,500. Distributions accrued in the third quarter of 2002 and paid in the fourth quarter 2002 totaled $67,500.

     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

Item 3. Controls and Procedures

     During the 90-day period prior to the filing date of this report, the Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation. There were no significant deficiencies or material weakness identified in the evaluation and therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 5. Other Information

The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

John F. Rothman, Managing Member

Dated:   November 6, 2002

Certification

I, John F. Rothman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Casa Munras Hotel Partners, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	Designed such disclosure controls and procedures to ensure the material information relating to the Registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	As the Registrant’s certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	As the Registrant’s certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

CASA MUNRAS GP, LLC General Partner

/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: November 6, 2002