Form 10KSB
period 2002-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2003-03-27
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

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

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [ X ]

State issuer’s revenues for its most recent fiscal year: $3,923,580

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

     The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,923,580 and $4,148,229 generated at the Hotel for the years ended December 31, 2002 and 2001, approximately 79% and 80% represented room sales, 16% and 16% food and beverage sales and 3% and 2% lease revenues, respectively. The remaining balance represented telephone revenues, interest and other income, including income from retail operations.

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

     The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2002 and 2001:

	For the Three Months Ended

	March 31	June 30	September 30	December 31	Total

Room Sales 2002	$543,401	$893,303	$1,147,211	$532,634	$3,116,549
2001	696,289	854,092	1,138,979	608,777	3,298,137
2000	631,333	1,334,426	1,568,025	872,150	4,405,934
Food & Beverage Sales 2002	$122,615	$168,250	$182,480	$170,325	$643,670
2001	162,914	174,349	177,342	143,557	658,162
2000	142,557	199,187	195,292	198,482	735,518
Total Revenues 2002	$704,523	$1,104,676	$1,376,194	$738,187	$3,923,580
2001	911,795	1,076,046	1,366,351	794,037	4,148,229
2000	824,890	1,586,690	1,818,976	1,124,000	5,354,556
Hotel Occupancy 2002	35%	52%	58%	35%	45%
2001	43%	50%	56%	39%	47%
2000	44%	69%	79%	55%	62%
Average Room Rate 2002	$102.99	$112.46	$129.79	$100.65	$113.96
2001	107.83	112.42	134.47	102.85	115.96
2000	94.34	128.19	130.76	103.16	117.34

     The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 49 full-time employees and approximately 23 part-time employees, none of who is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

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

Competition and Seasonality

     The Hotel faces competition on the Monterey Peninsula from approximately 50 hotels with approximately 4,000 rooms of varying quality and size operated by individuals and corporations, some with greater financial resources than the Registrant or with more experience than the General Partner or Westland. The impact of this competition on the operations of the Hotel is difficult to evaluate, but competition is based on price, service, amenities and location. However, the General Partner believes that the occupancy levels of the Hotel are comparable to other similar hotels and motels on the Monterey Peninsula.

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

     It is expected the Partnership will have capital expenditures in 2003 totaling approximately $200,000, to continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations or via short-term borrowings.

     The Partnership has obtained property and liability insurance coverage for the Hotel facility which it believes is adequate. The Partnership has not obtained earthquake insurance coverage due to the cost of the premiums.

Item 3.	Legal Proceedings.

     The Registrant is defending various claims and litigation arising from operations, which arise in the ordinary course of the Partnership’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Registrant’s results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

     The approximate number of holders of the Units (the Registrant’s only class of equity securities) as of March 13, 2003, was 563. No public trading market exists for the Units.

     The following cash distributions were paid to the Registrant’s Partners during calendar 2001 and 2002 and through March 13, 2003:

	Distribution	Aggregate Amount
Date of Distribution	Per Unit(*)	of Distribution(*)

January 31, 2001	$15.00	$67,500
April 30, 2001	15.00	67,500
July 31, 2001	15.00	67,500
October 31, 2001	15.00	67,500
January 31, 2002	15.00	67,500
July 31, 2002	15.00	67,500
October 31, 2002	15.00	67,500

(*) For the purpose of distributions, the Initial General Partners’ $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Revenues	$3,923,580	$4,148,229	$5,354,556	$4,790,180	$4,237,340
Net (Loss)Income	$(283,676)	$(133,760)	$597,381	$291,922	$339,169
(Loss)Income Per Unit	$(63.04)	$(29.72)	$132.75	$64.87	$75.37
Distributions Declared Per Unit	$30.00	$60.00	$70.00	$60.00	$1,039.00
Total Assets at December 31,	$4,720,697	$5,292,243	$5,963,727	$6,016,546	$5,721,774
Long-Term Obligations at December 31, (including current portion)	$6,503,225	$6,628,895	$6,745,280	$6,853,066	$6,952,889

Year ended December 31, 2002 as compared to year ended December 31, 2001

     Occupancy at the Hotel totaled 45% and 47% in calendar 2002 and 2001. The average room rate at the Hotel decreased to $113.96 in 2002 as compared to $115.96 in 2001.

     In 2002, food and beverage revenues decreased $14,492 or 2% to $643,670 over 2001 comparable revenue. The decrease in food and beverage revenues is attributed to fewer numbers of hotel guest patrons in the restaurant and lounge due to decreased occupancy at the Hotel in 2002 as compared to 2001. The decrease in occupancy and average room rate resulting in reduced room revenue is primarily the result of reduced foreign, business, and leisure travel due to the regional, national, and international economic downturn influenced by: the terrorist events of September 11, 2001 and thereafter through the year ended December 31, 2002; the downturn in the computer and dot.com industry resulting in reduced business travel; the negative economic impact due to the uncertain events of possible war with Iraq; and, reduced senior citizen travel due to the significant downturn in the international and United States stock market, resulting in substantially reduced stock portfolios. Further, due to reduced occupancy on the Monterey Peninsula, area hotels have been more competitive in reducing room rates to attract additional occupancy for the year ended December 31, 2002 as compared to the same period of 2001, which competition has resulted in lower room rates for the Hotel.

     Expenses totaled $4,207,256 or 107% of revenue, in 2002 as compared to $4,281,989 or 103% of revenues in 2001. Expenses as a percentage of revenue increased in 2002 as compared to 2001 due principally to the fixed nature of certain costs such as interest, depreciation, insurance and property taxes from year to year as compared to decreased revenues and due to annual cost of living increases in wages and other departmental operating expenses.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for years beginning after December 15, 2001. The Partnership’s implementation of the provisions of SFAS No. 141 and No. 142 did not have an impact on the Partnership’s financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is required to be applied for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS No. 143 for calendar 2003, and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: 1) recognition and measurement of the impairment of long-lived assets and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 for calendar 2002 which did not have an impact on the Partnership’s financial condition, results of operations or cash flows.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Partnership does not expect the adoption of SFAS No. 145, which will become effective for financial statements issued for years beginning after May 15, 2002, to have a material effect on its financial condition, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition, results of operations or cash flows.

     In October, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” an amendment of SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17

“When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” related to financial institutions. The adoption of SFAS No. 147 did not have any impact on the Partnership’s financial position, results of operations or cash flows.

     In December, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” which amends SFAS No. 126, “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, including requiring permanent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Partnership does not expect the adoption of SFAS No. 148 to have any impact on the financial position, results of operations or cash flows.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Recission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Partnership’s financial position, results of operations or cash flows.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Partnership does not expect the adoption of FIN 46 to have a material effect on financial conditions, results of operations or cash flows.

     For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Financial Statements.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is from the operation and leasing of the Hotel. During 2002, the Registrant generated $156,297 in net cash provided by operating activities.

     The Partnership has obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten-year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 are due monthly. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. Payments on long-term debt totaled $125,670 and net increases in impound escrow accounts totaled $82,536 in calendar 2002.

     Capital expenditures, totaled $285,421 in 2002 and are expected to total $200,000 in 2003. The capital improvements will continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations and short-term borrowings.

     Distributions declared to Partners totaled $135,000 in calendar 2002. Distributions paid to Partners totaled $202,500 in calendar 2002.

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

                               The following are included in this Report in response to this Item immediately subsequent to the signature page:

Independent Auditor’s Report.

Balance Sheets at December 31, 2002 and 2001.

Statements of Operations for the years ended December 31, 2002 and 2001.

Statements of Changes in Partners’ Deficit for the years ended December 31, 2002 and 2001.

Statements of Cash Flows for the years ended December 31, 2002 and 2001.

Notes to Financial Statements for the years ended December 31, 2002 and 2001.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Registrant has no directors or executive officers. The General Partner is Casa Munras GP, LLC, a California limited liability company, which replaced the Initial General Partners. The General Partner of the Registrant is equally owned by Messrs. Rothman and Young. Mr. Rothman, age 68, and Mr. Young, age 75, were the Initial General Partners of the Registrant since its formation, and were named as the General Partners by the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (the “Partnership Agreement”).

     Since March 1990, Mr. Rothman has been an independent investor and business consultant and currently acts as a consultant to Westland. Since April 2003, Mr. Rothman has been the sole shareholder of Royal Hotel Corporation and The Northstar Group, both of which companies have been involved in the operation of a hotel/casino located in Las Vegas, Nevada.

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

     There is no person known to the Registrant to be the beneficial owner of more than 5% of the Units other than security ownership of management.

     (b)  Security ownership of management.

		Number of Units and
		Nature of Beneficial
	Name of	Ownership as of	Percent
	Beneficial	Close of Business on	of
Title of Class	Owner	March 13, 2003	Class

Limited Partnership
Units	Ronald A. Young	376 Units (1)	8.440

	John F. Rothman	365 Units (2)	8.381

(1)	Owned directly. Mr. Young’s wife also owns 5 units or 0.1122%.

(2)	Owned directly or by JGS Family Limited Partnership, John F.Rothman, General Partner.

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

     During 2002 and 2001, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2002 and 2001, $987,425 and $873,519, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

     During 2002 and 2001, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2002 and 2001 totaled $33,600 and $33,250, respectively.

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

     See also Item 10 for a description of the compensation that may be payable to the General Partner under the circumstances described therein.

PART IV

Item 13.	Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978 and filed April 19, 1978 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of the Units on Form 10).*

3.2	Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

3.3	Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Unsecured Demand Promissory Note dated March 21, 1994, in the principal amount of $250,000 executed by Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) in favor of the Maxine Fulton Retirement Trust dated 4/21/82 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.2	Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.3	Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust (incorporated by reference to

Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.4	Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.9	Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel Partners, L.P. and Amresco Capital, L.P. (incorporated by reference to 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

                                                      (b)  Reports on Form 8-K

                                                             None.

Item 14.	Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

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

     (b)  Changes in Internal Controls

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

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ John F. Rothman	Date: March 27, 2003

John F. Rothman, Managing Member

     In accordance with the Exchange Act, this report had been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ John F. Rothman	Date: March 27, 2003

John F. Rothman, Managing Member

CERTIFICATION

I, John F. Rothman, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Casa Munras Hotel Partners, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	As the Registrant’s certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant’s auditors and the persons performing the equivalent function of the audit committee:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	As the Registrant’s certifying officer, I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman

John F. Rothman, Managing Member

INDEPENDENT AUDITOR’S REPORT

To the Partners of
  Casa Munras Hotel Partners, L.P.:

I have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a Limited Partnership (the “Partnership”), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Casa Munras Hotel Partners, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WILLIAM H. LING

San Diego, California
March 13, 2003

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$219,528	$759,358
Accounts receivable	50,985	22,372
Food and beverage inventories	18,934	19,404
Prepaid expenses	47,449	39,385

Total current assets	336,896	840,519

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,541,528	6,310,962
Hotel furnishings and equipment	2,307,694	2,256,198
Restaurant furnishings and equipment	136,528	133,169
Less accumulated depreciation	(5,817,138)	(5,404,694)

	3,168,612	3,295,635
Land	700,000	700,000

Land, property and equipment - net	3,868,612	3,995,635

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	128,931	152,367
Escrow impound accounts	346,258	263,722

Total other assets	515,189	456,089

TOTAL	$4,720,697	$5,292,243

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$44,856	$58,444
Accounts payable - related parties	48,289	51,391
Accrued incentive management fees - related parties	207,273	115,611
Accrued salaries and wages	6,428	32,843
Accrued room tax	24,928	35,253
Accrued other	9,304	7,236
Distributions payable	—	67,500
Current portion of long-term debt	135,696	125,670

Total current liabilities	476,774	493,948
LONG-TERM DEBT	6,367,529	6,503,225

Total liabilities	6,844,303	6,997,173

CONTINGENCIES (see Notes 2 and 4)
PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(234,742)	(230,555)
Limited Partners (4,455 units issued and outstanding)	(1,888,864)	(1,474,375)

Total partners’ deficit	(2,123,606)	(1,704,930)

TOTAL	$4,720,697	$5,292,243

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUES:
Room	$3,116,549	$3,298,137
Food and beverage	643,670	658,162
Lease	104,470	103,543
Other	35,342	55,877
Telephone	23,549	32,510

Total	3,923,580	4,148,229

EXPENSES:
Rooms	1,003,578	1,018,576
Food and beverage	569,593	573,728
Interest	506,051	515,336
Depreciation and amortization	435,880	435,397
Administrative and general	412,866	435,098
Marketing	317,899	284,605
Repairs and maintenance	297,248	327,295
Management fees	247,628	278,877
Energy cost	170,070	167,848
Insurance	99,952	80,650
Property taxes	79,067	78,165
Partnership admin. and professional fees	53,968	70,887
Telephone	13,456	15,527

Total (including reimbursed costs and payments for services to related parties of $986,605 and $960,459 during 2002 and 2001, respectively)	4,207,256	4,281,989

NET LOSS	$(283,676)	$(133,760)

ALLOCATION OF NET LOSS:
General Partner	$(2,837)	$(1,338)
Limited Partners (($63.04) per Unit in 2002 and ($29.72) per Unit in 2001, based upon 4,455 Limited Partnership Units)	(280,839)	(132,422)

Total	$(283,676)	$(133,760)

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT
(based upon 4,500 Total Units outstanding):
Return of capital	$30.00	$60.00

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001

	GENERAL	LIMITED
	PARTNER	PARTNER	TOTAL

DEFICIT, JANUARY 1, 2001	$(226,517)	$(1,074,653)	$(1,301,170)
NET LOSS	(1,338)	(132,422)	(133,760)
DISTRIBUTIONS TO PARTNERS	(2,700)	(267,300)	(270,000)

DEFICIT, DECEMBER 31, 2001	(230,555)	(1,474,375)	(1,704,930)
NET LOSS	(2,837)	(280,839)	(283,676)
DISTRIBUTIONS TO PARTNERS	(1,350)	(133,650)	(135,000)

DEFICIT, DECEMBER 31, 2002	$(234,742)	$(1,888,864)	$(2,123,606)

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(283,676)	$(133,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	435,880	435,397
Change in assets and liabilities:
Accounts receivable	(28,613)	122,504
Food and beverage inventories	470	(2,395)
Prepaid expenses	(8,064)	5,878
Accounts payable and accrued expenses	(48,260)	(64,255)
Accounts payable and accrued expenses - related parties	88,560	(87,084)

Net cash provided by operating activities	156,297	276,285

INVESTING ACTIVITIES:
Acquisition of property and equipment	(285,421)	(402,245)
Increase in impound escrow accounts	(82,536)	(26,947)

Net cash used in investing activities	(367,957)	(429,192)

FINANCING ACTIVITIES:
Distributions paid to Partners	(202,500)	(270,000)
Payment of long-term debt	(125,670)	(116,385)

Net cash used in financing activities	(328,170)	(386,385)

NET DECREASE IN CASH	(539,830)	(539,292)
CASH AT BEGINNING OF PERIOD	759,358	1,298,650

CASH AT END OF PERIOD	$219,528	$759,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for interest	$506,051	$515,336

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

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

The carrying value of long-term debt approximates fair value at December 31, 2002 and 2001, as the related interest rate is in line with market rates.

Cash – Cash on deposit at a bank in excess of the federally insured limit totaled approximately $113,000 at December 31, 2002.

Accounts Receivable – Management is of the opinion that accounts receivable are fully collectable, therefore no allowance for doubtful accounts has been provided in 2002 and 2001.

Inventories - Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Depreciation - Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from five to seven years. Depreciation expense totaled $412,444 and $411,961 in 2002 and 2001.

Loan Commitment Fee - The loan commitment fee is net of accumulated amortization of $105,477 and $82,041 in 2002 and 2001, respectively. Amortization expense totaled $23,436 in 2002 and 2001. The loan commitment fee on the First Mortgage is amortized over the ten-year term of the loan using the straight-line method, which approximates the effective interest rate method (see Note 2).

Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2002, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes. Cash paid during the year for taxes for 2002 and 2001 represents the California minimum tax due for limited partnerships.

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

Advertising Costs – Advertising costs are expensed as incurred.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - During calendar 2002, the Partnership performed a review of existing long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” under which a review was completed for calendar 2001. This analysis included a review for a significant decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, and a review of the costs of new construction and cash flows generated by the Partnership in calendar years 2002 and 2001. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. The Partnership has determined that no impairment has occurred for the years ended December 31, 2002 and 2001.

Recent Accounting Pronouncements – In June 2001, the FASB approved SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations,” to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for years beginning after December 15, 2001. The Partnership’s implementation of the provisions of SFAS No. 141 and No. 142 did not have an impact on the Partnership’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is required to be applied for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS No. 143 for calendar 2003, and does not expect the adoption to have a material effect on its financial condition, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Partnership does not expect the adoption of SFAS No. 145, which will become effective for financial statements issued for years beginning after May 15, 2002, to have a material effect on its financial condition, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition, results of operations or cash flows.

In October, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” an amendment of SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 “When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” related to financial institutions. The adoption of SFAS No. 147 did not have any impact on the Partnership’s financial position, results of operations or cash flows.

In December, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” which amends SFAS No. 126, “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, including requiring permanent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Partnership does not expect the adoption of SFAS No. 148 to have any impact on the financial position, results of operations or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Recission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Partnership’s financial position, results of operations or cash flows.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Partnership does not expect the adoption of FIN 46 to have a material effect on financial conditions, results of operations or cash flows.

2.	LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

	2002	2001

First Mortgage payable - monthly principal and interest (7.7%) payments of $52,643 through June 2008; beginning July 2008, interest rate equals the lesser of the maximum rate permitted by law or the greater of 2% above the initial interest rate or 2% plus the treasury rate, as defined in the Agreement; due July 2010; impounds required for property taxes, insurance, replacements and incentive management fees due Westland under the Contract (see Note 4), payable monthly; certain additional restrictions apply regarding payment of Partnership distributions.	$6,503,225	$6,628,895
Less current portion	135,696	125,670

Long-term debt	$6,367,529	$6,503,225

Principal payments required for the years ending December 31, are as follows:

2003	$135,696
2004	146,521
2005	158,210
2006	170,831
2007	184,459
Thereafter	5,707,508

Total	$6,503,225

Substantially all of the assets of the Partnership are pledged as security for the above debt.

3.	LEASE REVENUE

The retail stores are leased to other business establishments. These leases range from one to three years and provided annual rents of $104,470 and $103,543 for 2002 and 2001, respectively.

4.	MANAGEMENT AND RELATED PARTIES

The Partnership has a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects.

Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2002 and 2001 were $155,966 and $163,266, respectively. Incentive management fees for 2002 and 2001 were $91,662 and $115,611, respectively. Westland agreed to defer payment of the 2001 incentive management fee totaling $115,611 from 2002 until calendar 2003.

Ronald A. Young, an Initial General Partner, is the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland.

The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed, including certain items that are capitalized, in 2002 and 2001 were $1,021,025 and $906,769, respectively.

Accounts payable and accrued expenses as of December 31, 2002 and 2001 include $255,562 and $167,002, respectively, in amounts due Westland.

The Westland management agreement provides that the Partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 2002 and 2001 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.

5.	DISTRIBUTIONS TO PARTNERS AND DISCUSSION OF PARTNERSHIP OPERATIONS

The following table summarized the distributions accrued and paid to Partners for 2002 and 2001:

	Per Unit	Total

Distributions during 2001:
Distributions accrued in 2000, paid in 2001
January 31, 2001	$15.00	$67,500

Distributions accrued and paid in 2001:
April 30, 2001	15.00	67,500
July 31, 2001	15.00	67,500
October 31, 2001	15.00	67,500

Total accrued and paid in 2001	45.00	202,500

Total paid in 2001	$60.00	$270,000

Total accrued and paid in 2001	$45.00	$202,500
Distributions accrued in 2001, paid in 2002
January 31, 2002	15.00	67,500

Total distributions for 2001	$60.00	$270,000

Distributions during 2002:
Distributions accrued in 2001, paid in 2002
January 31, 2002	$15.00	$67,500

Distributions accrued and paid in 2002:
July 31, 2002	15.00	67,500
October 31, 2002	15.00	67,500

Total accrued and paid in 2002	30.00	135,000

Total distributions paid in 2002	$45.00	$202,500

Total distributions for 2002	$30.00	$135,000

During the years ended December 31, 2002 and 2001, the Partnership incurred net losses of $283,676 and $133,760, respectively and as of December 31, 2002 and 2001, partners’ deficit totaled $2,123,606 and $1,704,930, respectively.

The operations of the Partnership for the year ended December 31, 2002 were adversely affected for the following reasons:

•	The reduction in leisure, foreign and domestic travel due to the events of September 11, 2001, particularly in the San Francisco/Monterey Bay area.

•	The national and regional negative impact on the computer and dot.com industry, which industries represent a substantial portion of the San Francisco/Monterey Bay area.

•	The negative impact on the world, national and regional economies due to the uncertain events of possible war with Iraq.

•	The negative impact on senior citizen travel due to the significant downturn in the international and United States stock markets, resulting in substantially reduced stock portfolios.

While all of the above factors have negatively impacted the Casa Munras, management is of the opinion that the Partnership’s cash requirements for 2003 will be met by cash flow generated from operations.