Form 10QSB
period 2003-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2003-05-01
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

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

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash	$94,966	$219,528
Accounts receivable	58,074	50,985
Food and beverage inventories	16,395	18,934
Prepaid expenses	104,900	47,449

Total current assets	274,335	336,896

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,541,528	6,541,528
Hotel furnishings and equipment	2,318,283	2,307,694
Restaurant furnishings and equipment	136,528	136,528
Less accumulated depreciation	(5,887,638)	(5,817,138)

	3,108,701	3,168,612
Land	700,000	700,000
Construction in progress	37,554	—

Land, property and equipment - net	3,846,255	3,868,612

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	123,072	128,931
Escrow impound accounts	317,634	346,258

Total other assets	480,706	515,189

TOTAL	$4,601,296	$4,720,697

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$115,495	$44,856
Accounts payable - related parties	161,153	48,289
Accrued incentive management fees - related parties	155,611	207,273
Accrued salaries and wages	15,977	6,428
Accrued room tax	19,979	24,928
Accrued other	21,468	9,304
Current portion of long-term debt	138,324	135,696

Total current liabilities	628,007	476,774
LONG-TERM DEBT	6,331,947	6,367,529

Total liabilities	6,959,954	6,844,303

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(237,093)	(234,742)
Limited Partners (4,455 units issued and outstanding)	(2,121,565)	(1,888,864)

Total partners’ deficit	(2,358,658)	(2,123,606)

TOTAL	$4,601,296	$4,720,697

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

REVENUES:
Room	$567,025	$543,401
Food and beverage	148,847	122,615
Lease	25,876	26,079
Telephone	6,257	6,277
Other	4,395	6,151

Total	752,400	704,523

OPERATING EXPENSES:
Rooms	253,014	210,014
Food and beverage	140,350	119,026
Interest	124,977	127,441
Administrative and general	90,704	98,222
Marketing	81,221	78,448
Depreciation and amortization	76,359	103,029
Repairs and maintenance	74,958	68,209
Energy cost	41,979	41,145
Management fees	29,767	28,798
Partnership administration and professional fees	27,750	24,001
Insurance	24,921	25,212
Property taxes	18,211	21,147
Telephone	3,241	3,181

Total (including reimbursed costs and payments for services to related parties of $248,834 and $190,729 for the three months ended March 31, 2003 and 2002, respectively)	987,452	947,873

NET LOSS	$(235,052)	$(243,350)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

ALLOCATION OF NET LOSS:
General Partner (45 units outstanding)	(2,351)	(2,434)
Limited Partners (4,455 units outstanding)	(232,701)	(240,917)

Total	$(235,052)	$(243,350)

DISTRIBUTION TO PARTNERS	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net loss	$(52.23)	$(54.08)

Distribution	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(235,052)	$(243,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,359	103,029
Change in assets and liabilities:
Accounts receivable	63,010	6,997
Food and beverage inventories	2,539	(1,101)
Prepaid expenses	(57,451)	(16,740)
Accounts payable and accrued expenses	78,506	25,290

Net cash used in operating activities	(72,089)	(125,875)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(48,143)	(121,449)

FINANCING ACTIVITIES:
Payment of long-term debt	(32,954)	(30,519)
Distributions paid to Partners	—	(67,500)
Decrease in impound escrow accounts	28,624	54,424

Net cash used in financing activities	(4,330)	(43,595)

NET DECREASE IN CASH	(124,562)	(290,919)
CASH AT BEGINNING OF PERIOD	219,528	759,358

CASH AT END OF PERIOD	$94,966	$468,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$124,977	$127,441

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     For the three months ended March 31, 2003 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 40% versus 35% and average room rates were $95.98 versus $102.99, resulting in an increase in room revenue totaling $23,624 for the three months ended March 31, 2003 as compared to the comparable period in 2002. Food and beverage revenues increased $26,232 for the three months ended March 31, 2003 as compared to the first quarter of 2002.

     The decrease in average room rates and low occupancy percentages for 2003 and 2002 are due to the continued economic recession in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001, due to reduced foreign travel. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced local leisure travel.

     Increased guests at the hotel have resulted in more patrons at the restaurant and lounge and increased food and beverage revenues.

     Operating expenses totaled $987,452 and $947,876 for the three months ended March 31, 2003 and 2002, respectively. The principal reasons for the increase in operating expenses in 2003 as compared to 2002 were increased salary and wages, medical insurance, and worker’s compensation insurance premiums due to the increase in the California minimum wage which impacts prevailing hospitality wage rates, increased medical insurance premiums in California and nationwide, and higher worker’s compensation insurance rates throughout California. These increases were partially offset by reduced depreciation and amortization.

Recent Accounting Pronouncements

     In 2002 and 2001, the Financial Accounting Standards Board (“FSAB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” SFAS no. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” SFAS No. 147, “Acquisitions of Certain Transition and Disclosure” which were adopted by the Partnership, if applicable, in calendar 2003. The adoption of these SFAS’s in 2003 did not have any impact on the Partnership’s financial condition, results of operations or cash flows.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the three months ended March 31, 2003, the Registrant used $72,089 in net cash flow for operating activities. Reductions in long-term debt totaled $32,954 and impound escrow accounts decreased $28,624 during the first quarter of 2003.

     Acquisition of property and equipment during the three months ended March 31, 2003 totaled $48,143. It is estimated that approximately $150,000 more will be expended in the remainder of calendar 2003 for ongoing renovations of existing assets.

     There were no distributions accrued in the fourth quarter of 2002. No distributions were declared for the first quarter of 2003.

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

PART II – OTHER INFORMATION

Item 5.	Other Information

     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

John F. Rothman, Managing Member

Dated: May 1, 2003

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

Dated: May 1, 2003