Form 10QSB
period 2003-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2003-08-13
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and should be read in connection therewith. The results of operations for the three and six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$138,549	$219,528
Accounts receivable	132,627	50,985
Food and beverage inventories	16,488	18,934
Prepaid expenses	71,623	47,449

Total current assets	359,287	336,896

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,541,528	6,541,528
Hotel furnishings and equipment	2,321,947	2,307,694
Restaurant furnishings and equipment	136,914	136,528
Less accumulated depreciation	(5,958,138)	(5,817,138)

	3,042,251	3,168,612
Land	700,000	700,000
Construction in progress	80,759	—

Land, property and equipment — net	3,823,010	3,868,612

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	117,213	128,931
Escrow impound accounts	234,252	346,258

Total other assets	391,465	515,189

TOTAL	$4,573,762	$4,720,697

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$122,840	$44,856
Accounts payable — related parties	251,884	48,289
Accrued incentive management fees — related parties	132,084	207,273
Accrued salaries and wages	12,309	6,428
Accrued room tax	56,086	24,928
Accrued other	1,136	9,304
Current portion of long-term debt	141,004	135,696

Total current liabilities	717,343	476,774
LONG-TERM DEBT	6,295,675	6,367,529

Total liabilities	7,013,018	6,844,303

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(237,899)	(234,742)
Limited Partners (4,455 units issued and outstanding)	(2,201,358)	(1,888,864)

Total partners’ deficit	(2,439,256)	(2,123,606)

TOTAL	$4,573,762	$4,720,697

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES:
Room	$771,753	$893,303	$1,338,778	$1,436,704
Food and beverage	168,228	168,250	317,075	290,865
Lease	25,770	26,079	51,646	52,158
Telephone	4,713	8,399	10,970	14,676
Other	3,944	8,645	8,339	14,796

Total	974,408	1,104,676	1,726,808	1,809,199

OPERATING EXPENSES:
Rooms	266,618	274,299	519,632	484,313
Food and beverage	160,655	147,842	301,005	266,868
Interest	124,338	126,790	249,315	254,231
Administrative and general	121,939	93,395	198,298	191,617
Marketing	74,261	80,454	164,965	158,902
Depreciation and amortization	71,497	103,089	152,718	206,118
Repairs and maintenance	71,837	69,252	146,795	137,461
Energy cost	58,302	43,787	88,069	84,932
Management fees	42,817	80,145	84,796	108,943
Insurance	24,921	25,212	49,842	50,424
Partnership admin. and professional fees	14,923	19,804	42,673	43,805
Property taxes	19,735	18,173	37,946	39,320
Telephone	3,163	3,609	6,404	6,790

Total (including reimbursed costs and payments for services to related parties of $181,212 and $247,141 and $430,046 and $437,870 for the three and six months ended June 30, 2003 and 2002, respectively)	1,055,006	1,085,851	2,042,458	2,033,724

NET INCOME (LOSS)	$(80,598)	$18,825	$(315,650)	$(224,525)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$(806)	$188	$(3,157)	$(2,245)
Limited Partners (4,455 units outstanding)	(79,792)	18,637	(312,494)	(222,280)

Total	$(80,598)	$18,825	$(315,650)	$(224,525)

DISTRIBUTIONS TO PARTNERS	$—	$67,500	$—	$67,500

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$(17.91)	$4.18	$(70.14)	$(49.89)

Distributions	$—	$15.00	$—	$15.00

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(315,650)	$(224,525)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	152,718	206,118
Change in assets and liabilities:
Accounts receivable	(81,642)	(33,293)
Food and beverage inventories	2,446	998
Prepaid expenses	(24,174)	(45,538)
Accounts payable and accrued expenses	235,261	149,792

Net cash (used in) provided by operating activities	(31,041)	53,552

INVESTING ACTIVITIES:
Acquisition of property and equipment	(95,398)	(228,810)
Impound escrow accounts	112,006	22,950

Net cash provided by (used in) investing activities	16,608	(205,860)

FINANCING ACTIVITIES:
Payment of long-term debt	(66,546)	(61,630)
Distributions paid to Partners	—	(67,500)

Net cash used in financing activities	(66,546)	(129,130)

NET DECREASE IN CASH	(80,979)	(281,438)
CASH AT BEGINNING OF PERIOD	219,528	759,358

CASH AT END OF PERIOD	$138,549	$477,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid during the period for interest	$249,315	$254,231

Item 2. Management’s Discussion and Analysis of Financial Condition and
             Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

     For the three and six months ended June 30, 2003 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 48% and 44% versus 52% and 44% and average room rates were $106.73 and $101.90 versus $112.46 and $108.68, resulting in a decrease in room revenue totaling $121,550 and $97,926 for the three and six months ended June 30, 2003 as compared to the comparable period in 2002. Food and beverage revenues were approximately the same and increased $26,210 for the three and six months ended June 30, 2003 as compared to 2002.

     The decrease in average room rates and low occupancy percentages for 2003 and 2002 are due to the continued economic recession in the San Francisco/Monterey Bay, California area. This area of the country has been more severely impacted by the effects of September 11, 2001, due to reduced foreign travel. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced local leisure travel.

     Food and beverage revenues are primarily influenced by the number of hotel guests. While hotel guests were down for the three and six months ended June 30, 2003, price increases resulted in approximately equal and slightly increased food and beverage revenues.

     Operating expenses totaled $1,055,006 and $2,042,458 for the three and six months ended June 30, 2003 as compared to $1,085,851 and $2,033,724 for the three and six months ended June 30, 2002, respectively. Operating expense as a percentage of revenue totaled 108% and 118% versus 98% and 112% for the three and six months ended June 30, 2003 as compared to 2002. The principal reasons for the increase in operating expenses as a percentage of revenue for the three and six months ended June 30, 2003 as compared to 2002 were increased salary and wages, medical insurance, and worker’s compensation insurance premiums due to the increase in the California minimum wage which impacts prevailing hospitality wage rates, increased medical insurance premiums in California and nationwide, and higher worker’s compensation insurance rates throughout California. These increases were partially offset by reduced depreciation and amortization.

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

     During the six months ended June 30, 2003, the Registrant used $31,041 in net cash flow for operating activities. Reductions in long-term debt totaled $66,546 and impound escrow accounts decreased $112,006 during the first six months of 2003.

     Acquisition of property and equipment during the six months ended June 30, 2003 totaled $95,398. It is estimated that approximately $100,000 more will be expended in the remainder of calendar 2003 for ongoing renovations of existing assets.

     There were no distributions accrued in the fourth quarter of 2002. No distributions were declared for the first and second quarters of 2003.

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

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits:

31 - Rule 13a-14(a)/15(d)-14(a) Certification for Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer

32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: August 13, 2003