Form 10QSB
period 2003-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2003-10-28
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and should be read in connection therewith. The results of operations for the three and nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$138,626	$219,528
Accounts receivable	112,543	50,985
Food and beverage inventories	18,158	18,934
Prepaid expenses	51,424	47,449

Total current assets	320,751	336,896

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,541,528	6,541,528
Hotel furnishings and equipment	2,321,947	2,307,694
Restaurant furnishings and equipment	136,914	136,528
Less accumulated depreciation	(6,028,638)	(5,817,138)

	2,971,751	3,168,612
Land	700,000	700,000
Construction in progress	88,580	—

Land, property and equipment - net	3,760,331	3,868,612

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	111,354	128,931
Escrow impound accounts	272,601	346,258

Total other assets	423,955	515,189

TOTAL	$4,505,037	$4,720,697

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$93,290	$44,856
Accounts payable - related parties	33,726	48,289
Accrued incentive management fees - related parties	77,706	207,273
Accrued salaries and wages	43,775	6,428
Accrued room tax	33,730	24,928
Accrued other	22,773	9,304
Current portion of long-term debt	143,736	135,696

Total current liabilities	448,736	476,774
LONG-TERM DEBT	6,258,700	6,367,529

Total liabilities	6,707,436	6,844,303

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(235,530)	(234,742)
Limited Partners (4,455 units issued and outstanding)	(1,966,869)	(1,888,864)

Total partners’ deficit	(2,202,399)	(2,123,606)

TOTAL	$4,505,037	$4,720,697

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES:
Room	$1,222,911	$1,147,211	$2,561,689	$2,583,915
Food and beverage	190,444	182,480	507,519	473,345
Lease	27,018	26,079	78,664	78,237
Telephone	7,556	5,556	18,526	20,232
Other	4,102	14,868	12,441	29,664

Total	1,452,031	1,376,194	3,178,839	3,185,393

OPERATING EXPENSES:
Rooms	315,655	290,853	835,287	775,166
Food and beverage	175,654	152,559	476,659	419,427
Interest	123,687	126,217	373,002	380,448
Administrative and general	123,767	118,542	322,065	310,159
Marketing	107,164	79,443	272,129	238,345
Depreciation and amortization	76,359	103,059	229,077	309,177
Repairs and maintenance	59,968	71,716	206,763	209,177
Energy cost	48,809	42,166	136,878	127,098
Management fees	118,578	116,180	203,374	225,123
Insurance	24,134	25,212	73,976	75,636
Partnership admin. and professional fees	15,866	2,631	58,539	46,436
Property taxes	21,967	21,759	59,913	61,079
Telephone	3,566	3,677	9,970	10,467

Total (including reimbursed costs and payments for services to related parties of $240,253 and $225,084 and $670,299 and $662,954 for the three and nine months ended September 30, 2003 and 2002, respectively)	1,215,174	1,154,014	3,257,632	3,187,738

NET INCOME (LOSS)	$236,857	$222,180	$(78,793)	$(2,345)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

ALLOCATION OF NET INCOME (LOSS):
General Partner(45 units outstanding)	$2,369	$188	$(788)	$(2,245)
Limited Partners (4,455 units outstanding)	234,488	18,637	(78,005)	(222,280)

Total	$236,857	$18,825	$(78,793)	$(224,525)

DISTRIBUTIONS TO PARTNERS	$—	$67,500	$—	$67,500

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$52.63	$4.18	$(17.51)	$(49.89)

Distributions	$—	$15.00	$—	$15.00

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(78,793)	$(2,345)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	229,077	309,177
Change in assets and liabilities:
Accounts receivable	(61,558)	(27,032)
Food and beverage inventories	776	1,684
Prepaid expenses	(3,975)	(17,066)
Accounts payable and accrued expenses	(36,078)	91,020

Net cash provided by operating activities	49,449	355,438

INVESTING ACTIVITIES:
Acquisition of property and equipment	(103,219)	(278,867)
Impound escrow accounts	73,657	(95,206)

Net cash used in investing activities	(29,562)	(374,073)

FINANCING ACTIVITIES:
Payment of long-term debt	(100,789)	(93,343)
Distributions paid to Partners	—	(135,000)

Net cash used in financing activities	(100,789)	(228,343)

NET DECREASE IN CASH	(80,902)	(246,978)
CASH AT BEGINNING OF PERIOD	219,528	759,358

CASH AT END OF PERIOD	$138,626	$512,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$373,002	$380,448

Cash paid during the period for taxes	$1,600	$1,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

     For the three and nine months ended September 30, 2003 as compared to the same periods of the prior year, occupancy rates at the Registrant’s hotel were 68% and 52% versus 58% and 49% and average room rates were $117.96 and $108.98 versus $129.79 and $117.14, resulting in an increase (decrease) in room revenue totaling $75,700 and $(22,226) for the three and nine months ended September 30, 2003 as compared to the comparable period in 2002. Food and beverage revenues increased $7,964 and $34,134 for the three and nine months ended September 30, 2003 as compared to 2002.

     The decrease in average room rates for 2003 as compared to 2002 are due to the continued economic recession and resulting intensified competition among hotels resulting in the lowering of room rates in the San Francisco/Monterey Bay, California area. This area of the country has been more severely impacted by the effects of September 11, 2001 and reduced foreign travel than other parts of the United States. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced business travel. Leisure travel bookings at the hotel improved in the third quarter 2003 as compared to 2002 resulting in increased occupancy, but, as noted above, at the expense of decreased room rates.

     Food and beverage revenues are primarily influenced by the number of hotel guests. Hotel guests were up for the three and nine months ended September 30, 2003, resulting in increased food and beverage revenues.

     Operating expenses totaled $1,215,174 and $3,257,632 for the three and nine months ended September 30, 2003 as compared to $1,154,014 and $3,187,738 for the three and nine months ended September 30, 2002, respectively. Operating expense as a percentage of revenue totaled 84% and 102% versus 84% and 100% for the three and nine months ended September 30, 2003 as compared to 2002. The principal reasons for the increase in operating expenses as a percentage of revenue for the nine months ended September 30, 2003 as compared to 2002 were increased salary and wages, medical insurance, and worker’s compensation insurance premiums due to the increase in the California minimum wage which impacts prevailing hospitality wage rates, increased medical insurance premiums in California and nationwide, and higher worker’s compensation insurance rates throughout California. These increases were partially offset by reduced depreciation and amortization.

Recent Accounting Pronouncements

     In 2002 and 2001 and through October 27, 2003, the Financial Accounting Standards Board (“FSAB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” SFAS No. 147, “Acquisitions of Certain Financial Institutions”, SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosures,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which are required to be adopted by the Partnership, if applicable, in calendar 2003 or later years. The Partnership does not expect the adoption of these SFAS’s in 2003, or later years as required by the FASB, to have any impact on the financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the nine months ended September 30, 2003, the Registrant provided $49,449 in net cash flow for operating activities. Reductions in long-term debt totaled $100,789 and impound escrow accounts decreased $73,657 during the first nine months of 2003.

     Acquisition of property and equipment during the nine months ended September 30, 2003 totaled $103,219. It is estimated that approximately $100,000 more will be expended in the remainder of calendar 2003 for ongoing renovations of existing assets.

     No distributions were declared for the fourth quarter of 2002 and the first, second, and third quarters of 2003 or paid in the first, second, and third quarters of 2003.

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

PART II – OTHER INFORMATION

Item 5. Other Information

     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31 – Rule 13a-14(a) / 15(d)-14(a) Certification for Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer

32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: October 27, 2003