Form 10QSB/A
period 2003-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2003-12-09
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB / A

Amendment No. 1

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Transitional Small Business Disclosure Format: Yes ☐ No ☒

PRELIMINARY NOTE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SIGNATURE

PRELIMINARY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ending September 30, 2003 is being filed to correct Item 1, Financial Statements, page 4 of the Statement of Operations for the three and nine months ended September 30, 2002. No other revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

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

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$138,626	$219,528
Accounts receivable	112,543	50,985
Food and beverage inventories	18,158	18,934
Prepaid expenses	51,424	47,449

Total current assets	320,751	336,896

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,541,528	6,541,528
Hotel furnishings and equipment	2,321,947	2,307,694
Restaurant furnishings and equipment	136,914	136,528
Less accumulated depreciation	(6,028,638)	(5,817,138)

	2,971,751	3,168,612
Land	700,000	700,000
Construction in progress	88,580	—

Land, property and equipment — net	3,760,331	3,868,612

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	111,354	128,931
Escrow impound accounts	272,601	346,258

Total other assets	423,955	515,189

TOTAL	$4,505,037	$4,720,697

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$93,290	$44,856
Accounts payable — related parties	33,726	48,289
Accrued incentive management fees — related parties	77,706	207,273
Accrued salaries and wages	43,775	6,428
Accrued room tax	33,730	24,928
Accrued other	22,773	9,304
Current portion of long-term debt	143,736	135,696

Total current liabilities	448,736	476,774
LONG-TERM DEBT	6,258,700	6,367,529

Total liabilities	6,707,436	6,844,303

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(235,530)	(234,742)
Limited Partners (4,455 units issued and outstanding)	(1,966,869)	(1,888,864)

Total partners’ deficit	(2,202,399)	(2,123,606)

TOTAL	$4,505,037	$4,720,697

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

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$2,369	$2,222	$(788)	$(23)
Limited Partners (4,455 units outstanding)	234,488	219,958	(78,005)	(2,322)

Total	$236,857	$222,180	$(78,793)	$(2,345)

DISTRIBUTIONS TO PARTNERS	$—	$67,500	$—	$135,000

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$52.63	$49.37	$(17.51)	$(0.52)

Distributions	$—	$15.00	$—	$30.00

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
Dated: December 9, 2003