Form 10KSB
period 2003-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2004-03-24
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $3,892,587

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer’s limited partnership units and the securities have only limited transfer rights.

PART I.

Item 1. Description of Business.

          Casa Munras Hotel Partners, L.P. (the “Registrant”), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the “Units”) at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by John F. Rothman and Ronald A. Young (the “Initial General Partners”). On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”), upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see “Borrowings” described below). On January 4, 2004, Ronald A. Young, one of the Initial General Partners, passed away. As a result, effective January 20, 2004, Maxine Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator, are the co-owners of Ronald A. Young’s 50% membership interest in the General Partner (see “Item 12, Certain Relationships and Related Transactions” described below). The owners of the Units are hereinafter referred to as the “Limited Partners,” and the Limited Partners and the General Partner collectively are hereinafter referred to as the “Partners”. The Registrant’s principal executive offices are located at 8885 Rio San Diego Drive, Suite 220, San Diego, California 92108. Its telephone number is (619) 297-4040.

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

          The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,892,587 and $3,923,580 generated at the Hotel for the years ended December 31, 2003 and 2002, approximately 80% and 79% represented room sales, 16% and 16% food and beverage sales and 3% and 3% lease revenues, respectively. The remaining balance represented telephone revenues, interest and other income, including income from retail operations.

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

          The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2003, 2002 and 2001:

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
Room Sales
2003	$567,025	$771,753	$1,222,911	$542,861	$3,104,550
2002	543,401	893,303	1,147,211	532,634	3,116,549
2001	696,289	854,092	1,138,979	608,777	3,298,137
Food & Beverage Sales
2003	$148,847	$168,228	$190,444	$134,400	$641,919
2002	122,615	168,250	182,480	170,325	643,670
2001	162,914	174,349	177,342	143,557	658,162
Total Revenues
2003	$752,400	$974,408	$1,452,031	$713,748	$3,892,587
2002	704,523	1,104,676	1,376,194	738,187	3,923,580
2001	911,795	1,076,046	1,366,351	794,037	4,148,229
Hotel Occupancy
2003	40%	48%	68%	40%	49%
2002	35%	52%	58%	35%	45%
2001	43%	50%	56%	39%	47%
Average Room Rate
2003	$95.98	$106.73	$117.96	$89.58	$105.01
2002	102.99	112.46	129.79	100.65	113.96
2001	107.83	112.42	134.47	102.85	115.96

          The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 40 full-time employees and approximately 27 part-time employees, none of who is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

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

          It is expected the Partnership will have capital expenditures in 2004 totaling approximately $180,000, to continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations or via short-term borrowings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The approximate number of holders of the Units (the Registrant’s only class of equity securities) as of March 12, 2004, was 474. No public trading market exists for the Units.

     On July 21, 2003, the Initial General Partners offered to purchase up to 400 units through September 30, 2003 for a price of $500 per Unit (the “2003 Offering”) (see Item 11, Security Ownership of Certain Beneficial Owners and Managers and Item 12, Certain Relationships and Related Transactions below). The Initial General Partner acquired 397 units under the 2003 Offering.

     The following cash distributions were paid to the Registrant’s Partners during calendar 2002 and 2003 and through March 12, 2004:

	Distribution	Aggregate Amount
Date of Distribution	Per Unit(*)	of Distribution(*)
January 31, 2002	$15.00	$67,500
July 31, 2002	15.00	67,500
October 31, 2002	15.00	67,500

     No distributions were paid to the Registrant’s Partners during calendar 2003.

(*)	For the purpose of distributions, the Initial General Partners’ $45,000 capital contribution is considered the equivalent of 45 Units.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues	$3,892,587	$3,923,580	$4,148,229	$5,354,556	$4,790,180
Net (Loss)Income	$(305,885)	$(283,676)	$(133,760)	$597,381	$291,922
(Loss)Income Per Unit	$(67.97)	$(63.04)	$(29.72)	$132.75	$64.87
Distributions Declared Per Unit	$—	$30.00	$60.00	$70.00	$60.00
Total Assets at December 31,	$4,213,882	$4,720,679	$5,292,243	$5,963,727	$6,016,546
Long-Term Obligations at December 31, (including current portion)	$6,367,529	$6,503,225	$6,628,895	$6,745,280	$6,853,066

Year ended December 31, 2003 as compared to year ended December 31, 2002

     Occupancy at the Hotel totaled 49% and 45% in calendar 2003 and 2002. The average room rate at the Hotel decreased to $105.01 in 2003 as compared to $113.96 in 2002.

     Occupancy at the hotel increased in 2003 as compared to 2002 due to significant room rate reductions offered guests to 2003. Monterey Peninsula area hotels have been more competitive in reducing room rates to attract additional occupancy for the year ended December 31, 2003 as compared to the same period of 2002, which competition has resulted in lower room rates for the Hotel. The increase in occupancy coupled with the reduction in average room rate resulted in a reduction in room revenue during Calendar 2003 of $11,999 to $3,104,550. The calendar’s 2002 and 2001 decreases in occupancy and average room rate resulting in reduced room revenue which continued to impact calendar 2003 is primarily the result of reduced foreign, business, and leisure travel due to the regional, national, and international economic downturn influenced by: the terrorist events of September 11, 2001; the downturn in the computer and

dot.com industry resulting in reduced business travel; the negative economic impact due to the uncertain events of the war with Iraq; and, reduced senior citizen travel due to the significant downturn in the international and United States stock market, resulting in substantially reduced stock portfolios.

     In 2003, food and beverage revenues decreased $1,751 or less than 1% to $641,919 over 2002 comparable revenue. The 2003 food and beverage revenue reduction decrease was due to decreased banquet food and beverage and public rooms rented business in 2003 as compared to 2002 totaling $55,784 due to reduced group business offset by increased 2003 restaurant and lounge revenues as compared to 2002 totaling $54,033 due to increased hotel guests as a result of increased occupancy at the hotel.

     Expenses totaled $4,198,472 or 108% of revenue, of revenue, in 2003 as compared to $4,207,256 or 107% of revenues in 2002. Expenses as a percentage of revenue increased in 2003 as compared to 2002 due principally to increased rooms department operating expenses due to increased occupancy and due to annual cost of living increases in wages and other departmental operating expenses.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 by the Partnership did not have a material effect on financial conditions, results of operations or cash flows.

     For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Financial Statements.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is from the operation and leasing of the Hotel. During 2003, the Registrant used $29,588 in net cash in its operating activities.

     The Partnership has obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten-year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 are due monthly. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. Payments on long-term debt totaled $135,696 and net decreases in impound escrow accounts totaled $68,138 in calendar 2003.

     Capital expenditures, totaled $83,771 in 2003 and are expected to total $180,000 in 2004. The capital improvements will continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations and short-term borrowings.

     Distributions declared to Partners totaled $135,000 in calendar 2002. There were no distributions paid to Partners in calendar 2003.

     During the years ended December 31, 2003 and 2002, the Partnership incurred net losses of $305,885 and $283,676, respectively and as of December 31, 2003 and 2002, partners’

deficit totaled $2,429,491 and $2,123,606, respectively.

     The operations of the Partnership for the year ended December 31, 2003 were adversely affected for the following reasons:

•	The reduction in leisure, foreign and domestic travel due to the events of September 11, 2001, particularly in the San Francisco/Monterey Bay area.

•	The national and regional negative impact on the computer and dot.com industry, which industries represent a substantial portion of the San Francisco/Monterey Bay area.

•	The negative impact on the world, national and regional economies due to the uncertain events of the war with Iraq.

•	The negative impact on senior citizen travel due to the significant downturn in the international and United States stock markets, resulting in substantially reduced stock portfolios.

     While all of the above factors have negatively impacted the Casa Munras, management is of the opinion that the Partnership’s cash requirements for 2004 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership as described in Note 1 of the Notes to Financial Statements, The General Partner, via cash advances or via advances from Westland, has agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2004 should cash flow from operations not be sufficient to meet the Partnership’s obligations.

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

Item 7. Financial Statements.

          The following are included in this Report in response to this Item immediately subsequent to the signature page:

Independent Auditor’s Report.

Balance Sheets at December 31, 2003 and 2002.

Statements of Operations for the years ended December 31, 2003 and 2002.

Statements of Changes in Partners’ Deficit for the years ended December 31, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2003 and 2002.

Notes to Financial Statements for the years ended December 31, 2003 and 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     (a) Disclosure Controls and Procedures

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

     (b) Internal Controls Over Financial Reporting

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act.

          The Registrant has no directors or executive officers. The General Partner of the Registrant is Casa Munras GP, LLC, a California limited liability company. During 2003, the General Partner of the Registrant was equally owned and operated by John F. Rothman and Ronald A. Young, its Managing Members. On January 4, 2004 Mr. Young died. Mr. Rothman will continue to act as Managing Member of the General Partner, and, on January 20, 2004, Mr. Young’s 50% membership interest in the General Partner was assumed by Maxine Young, Mr. Young’s widow, and the Estate of Ronald A. Young, Maxine Young, Special Administrator. Mrs. Young will operate the General Partner with Mr. Rothman.

          On January 21, 2004, Mrs. Young became the president and chief executive officer of Westland Hotel Corporation, which manages the Casa Munras Garden Hotel owned by the Partnership and other hotel properties. From 1992 until his death, Mr. Young held these positions and was also the sole shareholder of Westland. The Westland shares are now held by Mrs. Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator. Mrs. Young intends to operate Westland’s business.

          Mrs. Young, age 63, has been an interior designer, primarily in the hospitality business, since 1959. She has also been a co-investor with Mr. Young in the Registrant since 1984.

          Since March 1990, Mr. Rothman, age 69, has been an independent investor and business consultant, primarily in the real estate and hotel industries, and currently acts as a consultant to Westland. Since April 2003, Mr. Rothman has been the sole shareholder of Royal Hotel Corporation and The Northstar Group, both of which companies have been involved in the operation of a hotel/casino located in Las Vegas, Nevada.

          John F. Rothman and Ronald A. Young were each delinquent in filing two reports required by Section 16(a) during 2003, a Form 3 reflecting the ownership of 10% of the securities of the Partnership and a Form 4 reflecting the purchase of additional securities of the Partnership. Each Form 4 was delinquent in reporting one transaction.

          The Registrant’s General Partners have fiduciary obligations under the terms of the Partnership Agreement. The fiduciary responsibilities, among other things, require the General Partner to act ethically in any transactions affecting the Registrant. As the Registrant does not have officers or directors or a principal accounting officer, it does not have a Code of Ethics, which the General Partner believes is met by its fiduciary responsibility to the Registrant.

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

          (b) Security ownership of management.

		Number of Units and
		Nature of Beneficial
	Name of	Ownership as of	Percent
	Beneficial	Close of Business on	of
Title of Class	Owner	March 12, 2004	Class
Limited Partnership Units	Ronald A. Young	754 Units (1)	16.925%
	John F. Rothman	742 Units (2)	16.655%

(1)	Owned directly or by Mr. Young’s wife. The Units will be transferred to Maxine Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator during calendar 2004.

(2)	Owned directly or by Mr. Rothman’s wife or by Mr. Rothman’s grandchildren.

          In addition, the General Partner owns a 1% interest in the equity, profits and losses of the Registrant by virtue of the $45,000 capital contribution to the Registrant by the Initial General Partners upon its formation.

Item 12. Certain Relationships and Related Transactions.

          As described in Item 9, all of the outstanding stock of Westland was owned by Mr. Young. On January 21, 2004 all of the outstanding stock of Westland was transferred to Maxine Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator, who also are the owners of Mr. Young’s interest in the Partnership as a result of his death. Mr. Rothman is a consultant to Westland. Westland and Mr. Rothman have agreed that a portion of Westland’s net income (based upon a predetermined formula) will be paid to Mr. Rothman for his consulting services.

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

          During 2003 and 2002, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2003 and 2002, $845,522 and $987,425, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

          During 2003 and 2002, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2003 and 2002 totaled $33,600.

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

Item 13. Exhibits and Reports on Form 8-K.

          (a) Exhibits:

Exhibit
Number	Description
3.1	Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978 and filed April 19, 1978 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of the Units on Form 10).*

3.2	Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

3.3	Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.3	Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.4	Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.9	Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel

Exhibit
Number	Description
Partners, L.P. and Amresco Capital, L.P. (incorporated by reference to 10.9 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998).

31.1	Certification of the Managing Member of the Registrant’s General Partner who performs the functions of the Chief Executive Officer and the Chief Financial Officer, Pursuant to Rule 13a – 14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Managing Member of the Registrant’s General Partner who performs the functions of the Chief Executive Officer and the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

          (b) Reports on Form 8-K

                None.

Item 14. Principal Accounting Fees and Services.

     The following is a summary of the fees billed to us by William H. Ling, Certified Public Accountant for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

	Fiscal 2003	Fiscal 2002
Fee Category	Fees	Fees
Audit fees	$23,700	$21,750
Audit related fees	—	—
Tax fees	11,800	11,250
All other fees	—	—

Total fees	$35,500	$33,000

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by William H. Ling, Certified Public Accountant in connection with statutory and regulatory filings or engagements.

     Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

     Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

     All other fees consists of fees for product and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Registrant does not have an audit committee. The managing member of the General Partner’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval in generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the managing member of the General Partner regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The managing member of the General Partner may also pre-approve particular services on a case-by-case basis.

SIGNATURES

          In accordance with to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman	Date: March 24, 2004

John F. Rothman, Managing Member

          In accordance with the Exchange Act, this report had been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman	Date: March 24, 2004

John F. Rothman, Managing Member

INDEPENDENT AUDITOR’S REPORT

To the Partners of
      Casa Munras Hotel Partners, L.P.:

I have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a California Limited Partnership (the “Partnership”), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Casa Munras Hotel Partners, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WILLIAM H. LING

San Diego, California
March 11, 2004

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$38,611	$219,528
Accounts receivable	34,996	50,985
Food and beverage inventories	19,346	18,934
Prepaid expenses	38,290	47,449

Total current assets	131,243	336,896

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,541,528	6,541,528
Hotel furnishings and equipment	2,391,079	2,307,694
Restaurant furnishings and equipment	136,914	136,528
Less accumulated depreciation	(6,110,497)	(5,817,138)

	2,959,024	3,168,612
Land	700,000	700,000

Land, property and equipment - net	3,659,024	3,868,612

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	105,495	128,931
Escrow impound accounts	278,120	346,258

Total other assets	423,615	515,189

TOTAL	$4,213,882	$4,720,697

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$82,362	$44,856
Accounts payable and advances - related parties	110,100	48,289
Accrued incentive management fees - related parties	—	207,273
Accrued salaries and wages	47,437	6,428
Accrued room tax	27,214	24,928
Accrued other	8,731	9,304
Current portion of long-term debt	146,521	135,696

Total current liabilities	422,365	476,774
LONG-TERM DEBT	6,221,008	6,367,529

Total liabilities	6,643,373	6,844,303

CONTINGENCIES (see Notes 2 and 4)
PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(237,801)	(234,742)
Limited Partners (4,455 units issued and outstanding)	(2,191,690)	(1,888,864)

Total partners’ deficit	(2,429,491)	(2,123,606)

TOTAL	$4,213,882	$4,720,697

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES:
Room	$3,104,550	$3,116,549
Food and beverage	641,919	643,670
Lease	105,762	104,470
Telephone	24,048	23,549
Other	16,308	35,342

Total	3,892,587	3,923,580

EXPENSES:
Rooms	1,082,705	1,003,578
Food and beverage	628,893	569,593
Interest	496,026	506,051
Administrative and general	448,559	412,866
Marketing	348,772	317,899
Depreciation and amortization	316,795	435,880
Repairs and maintenance	293,672	297,248
Energy cost	183,389	170,070
Management fees	153,975	247,628
Insurance	98,897	99,952
Property taxes	77,159	79,067
Partnership admin. and professional fees	56,729	53,968
Telephone	12,901	13,456

Total (including reimbursed costs and payments for services to related parties of $963,926 and $986,605 during 2003 and 2002, respectively)	4,198,472	4,207,256

NET LOSS	$(305,885)	$(283,676)

ALLOCATION OF NET LOSS:
General Partner	$(3,059)	$(2,837)
Limited Partners (($67.97) per Unit in 2003 and ($63.04) per Unit in 2002, based upon 4,455 Limited Partnership Units)	(302,826)	(280,839)

Total	$(305,885)	$(283,676)

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT
(based upon 4,500 Total Units outstanding):
Return of capital	$—	$30.00

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2003 AND 2002

	GENERAL	LIMITED
	PARTNER	PARTNER	TOTAL
DEFICIT, JANUARY 1, 2002	$(230,555)	$(1,474,375)	$(1,704,930)
NET LOSS	(2,837)	(280,839)	(283,676)
DISTRIBUTIONS TO PARTNERS	(1,350)	(133,650)	(135,000)

DEFICIT, DECEMBER 31, 2002	(234,742)	(1,888,864)	(2,123,606)
NET LOSS	(3,059)	(302,826)	(305,885)

DEFICIT, DECEMBER 31, 2003	$(237,801)	$(2,191,690)	$(2,429,491)

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES:
Net loss	$(305,885)	$(283,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	316,795	435,880
Change in assets and liabilities:
Accounts receivable	15,989	(28,613)
Food and beverage inventories	(412)	470
Prepaid expenses	9,159	(8,064)
Accounts payable and accrued expenses	80,228	(48,260)
Accounts payable and accrued expenses - related parties	(145,462)	88,560

Net cash (used in) provided by operating activities	(29,588)	156,297

INVESTING ACTIVITIES:
Acquisition of property and equipment	(83,771)	(285,421)
Decrease (increase) in impound escrow accounts	68,138	(82,536)

Net cash used in investing activities	(15,633)	(367,957)

FINANCING ACTIVITIES:
Distributions paid to Partners	—	(202,500)
Payment of long-term debt	(135,696)	(125,670)

Net cash used in financing activities	(135,696)	(328,170)

NET DECREASE IN CASH	(180,917)	(539,830)
CASH AT BEGINNING OF PERIOD	219,528	759,358

CASH AT END OF PERIOD	$38,611	$219,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for interest	$496,026	$506,051

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the “Initial General Partners”) who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”) upon approval by the Limited Partners. The General Partner was equally owned by the Initial General Partners. On January 4, 2004, Ronald A. Young passed away and his membership interest in the General Partner was assigned to Maxine Young and the Estate of Ronald A. Young, pursuant to the Partnership Agreement and General Partner limited liability company agreement. The change in the General Partner in 1998 resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see Note 2). The General Partner has no commitment, intent or implication to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership. The term of the Partnership is 50 years, although it may be terminated sooner by the occurrence of certain events as set forth in the Partnership Agreement.

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

The carrying value of long-term debt approximates fair value at December 31, 2003 and 2002, as the related interest rate is in line with market rates.

Accounts Receivable – Management is of the opinion that accounts receivable are fully collectable, therefore no allowance for doubtful accounts has been provided in 2003 and 2002.

Inventories - Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Depreciation - Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from five to seven years. Depreciation expense totaled $293,359 and $412,444 in 2003 and 2002.

Loan Commitment Fee - The loan commitment fee is net of accumulated amortization of $128,913 and $105,477 in 2003 and 2002, respectively. Amortization expense totaled $23,436 in 2003 and 2002. The loan commitment fee on the First Mortgage is amortized over the ten-year term of the loan using the straight-line method, which approximates the effective interest rate method (see Note 2).

Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2003, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes. Cash paid during the year for taxes for 2003 and 2002 represents the California minimum tax due for limited partnerships.

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

Impairment of Long-Lived Assets - During calendar 2003, the Partnership performed a review of existing long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis included a review for a significant decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, and a review of the costs of new construction and cash flows generated by the Partnership in calendar years 2003 and 2002. The Partnership has determined that no impairment has occurred for the years ended December 31, 2003 and 2002.

Recent Accounting Pronouncements – In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 by the Partnership did not have a material effect on financial conditions, results of operations or cash flows.

2. LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

	2003	2002
First Mortgage payable -
   monthly principal and interest (7.7%) payments of $52,643 through June 2008; beginning July 2008, interest rate equals the lesser of the maximum rate permitted by law or the greater of 2% above the initial interest rate or 2% plus the treasury rate, as defined in the Agreement; due

	2003	2002
July 2010; impounds required for property taxes, insurance, replacements and incentive management fees due Westland under the Contract (see Note 4), payable monthly; certain additional restrictions apply regarding payment of Partnership distributions.	$6,367,529	$6,503,225
Less current portion	146,521	135,696

Long-term debt	$6,221,008	$6,367,529

Principal payments required for the years ending December 31, are as follows:

2004	$146,521
2005	158,210
2006	170,831
2007	184,459
2008	199,175
Thereafter	5,508,333

Total	$6,367,529

Substantially all of the assets of the Partnership are pledged as security for the above debt.

3. LEASE REVENUE

The retail stores are leased to other business establishments. These leases range from one to three years and provided annual rents of $105,762 and $104,470 for 2003 and 2002, respectively.

4. MANAGEMENT AND RELATED PARTIES

The Partnership has a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects.

Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2003 and 2002 were $153,975 and $155,966, respectively. Incentive management fees for 2002 were $91,662. No incentive management fees were earned in 2003. Westland agreed to defer payment of the 2001 incentive management fee totaling $115,611 from 2002 until calendar 2003.

Ronald A. Young, an Initial General Partner, was the president and sole shareholder of Westland, and John F. Rothman, the other Initial General Partner, is a consultant to Westland. On January 21, 2004, all of the outstanding stock of Westland was transferred to Maxine Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator, who also are the owners of Mr. Young’s interest in the partnership as a result of his death.

The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed, including certain items that are capitalized, in 2003 and 2002 were $879,122 and $1,021,025, respectively.

Accounts payable and accrued expenses as of December 31, 2003 and 2002 include $110,100 and $255,562, respectively, in amounts due Westland.

The Westland management agreement provides that the Partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 2003 and 2002 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.

5. DISTRIBUTIONS TO PARTNERS AND DISCUSSION OF PARTNERSHIP OPERATIONS

The following table summarized the distributions accrued and paid to Partners for 2002:

	Per Unit	Total
Distributions during 2002:
Distributions accrued in 2001, paid in 2002 January 31, 2002	$15.00	$67,500

Distributions accrued and paid in 2002:
July 31, 2002	15.00	67,500
October 31, 2002	15.00	67,500

Total accrued and paid in 2002	30.00	135,000

Total distributions paid in 2002	$45.00	$202,500

Total distributions for 2002	$30.00	$135,000

No Distributions were paid to Partners for 2003.

During the years ended December 31, 2003 and 2002, the Partnership incurred net losses of $305,885 and $283,676, respectively and as of December 31, 2003 and 2002, partners’ deficit totaled $2,429,491 and $2,123,606, respectively.

The operations of the Partnership for the year ended December 31, 2003 were adversely affected for the following reasons:

•	The reduction in leisure, foreign and domestic travel due to the events of September 11, 2001, particularly in the San Francisco/Monterey Bay area.

•	The national and regional negative impact on the computer and dot.com industry, which industries represent a substantial portion of the San Francisco/Monterey Bay area.

•	The negative impact on the world, national and regional economies due to the uncertain events of the war with Iraq.

•	The negative impact on senior citizen travel due to the significant downturn in the international and United States stock markets, resulting in substantially reduced stock portfolios.

While all of the above factors have negatively impacted the Casa Munras, management is of the opinion that the Partnership’s cash requirements for 2004 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership as described in Note 1 of the Notes to Financial Statements, the General Partner, via cash advances or via advances from Westland, have agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2004 should cash flow from operations not be sufficient to meet the Partnership’s obligations.