Form 10QSB
period 2004-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2004-05-12
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

[ ]	Transition report under Section 13 of 15(d) of the Exchange Act
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS:
Cash	$84,511	$38,611
Accounts receivable	49,471	34,996
Food and beverage inventories	18,477	19,346
Prepaid expenses	108,759	38,290

Total current assets	261,218	131,243

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,542,486	6,541,528
Hotel furnishings and equipment	2,401,206	2,391,079
Restaurant furnishings and equipment	136,914	136,914
Less accumulated depreciation	(6,164,497)	(6,110,497)

	2,916,109	2,959,024
Land	700,000	700,000

Land, property and equipment - net	3,616,109	3,659,024

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	99,636	105,495
Escrow impound accounts	230,124	278,120

Total other assets	369,760	423,615

TOTAL	$4,247,087	$4,213,882

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$167,071	$82,362
Accounts payable - related parties	383,701	110,100
Accrued salaries and wages	36,250	47,437
Accrued room tax	17,468	27,214
Accrued other	22,362	8,731
Current portion of long-term debt	149,360	146,521

Total current liabilities	776,212	422,365
LONG-TERM DEBT	6,182,586	6,221,008

Total liabilities	6,958,798	6,643,373

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(240,623)	(237,801)
Limited Partners (4,455 units issued and outstanding)	(2,471,088)	(2,191,690)

Total partners’ deficit	(2,711,711)	(2,429,491)

TOTAL	$4,247,087	$4,213,882

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
REVENUES:
Room	$474,685	$567,025
Food and beverage	119,329	148,847
Lease	28,617	25,876
Other	6,190	4,395
Telephone	3,924	6,257

Total	632,745	752,400

OPERATING EXPENSES:
Rooms	207,773	253,014
Interest	122,348	124,977
Food and beverage	121,368	140,350
Administrative and general	100,171	90,704
Marketing	77,353	81,221
Repairs and maintenance	61,747	74,958
Depreciation and amortization	59,859	76,359
Energy cost	51,853	41,979
Partnership administration and professional fees	40,452	27,750
Management fees	25,124	29,767
Insurance	24,193	24,921
Property taxes	20,040	18,211
Telephone	2,684	3,241

Total (including reimbursed costs and payments for services to related parties of $281,178 and $248,834 for the three months ended March 31, 2004 and 2003, respectively)	914,965	987,452

NET LOSS	$(282,220)	$(235,052)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
ALLOCATION OF NET LOSS:
General Partner (45 units outstanding)	(2,822)	(2,351)
Limited Partners (4,455 units outstanding)	(279,398)	(232,701)

Total	$(282,220)	$(235,052)

DISTRIBUTION TO PARTNERS	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net loss	$(62.72)	$(52.23)

Distribution	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(282,220)	$(235,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,859	76,359
Change in assets and liabilities:
Accounts receivable	(14,475)	63,010
Food and beverage inventories	869	2,539
Prepaid expenses	(70,469)	(57,451)
Accounts payable and accrued expenses	351,008	78,506

Net cash provided by (used in) operating activities	44,572	(72,089)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,085)	(48,143)

FINANCING ACTIVITIES:
Payment of long-term debt	(35,583)	(32,954)
Decrease in impound escrow accounts	47,996	28,624

Net cash provided by (used in) financing activities	12,413	(4,330)

NET INCREASE (DECREASE) IN CASH	45,900	(124,562)
CASH AT BEGINNING OF PERIOD	38,611	219,528

CASH AT END OF PERIOD	$84,511	$94,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$122,348	$124,977

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

     The Partnership may from time to time make written or oral “forward-looking statements”, including statements contained in the Partnership’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits hereto and thereto), in its reports to Partners and in other communications by the Partnership, which are made in good faith by the Partnership pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Partnership’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Partnership’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Partnership’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economy in which the Partnership conducts its operations;

•	The timely development of and acceptance of new services of the Partnership and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	The willingness of users to substitute competitors’ services for the Partnership’s services;

•	The impact of changes in laws and regulations (including laws concerning taxes and securities);

•	Technology changes;

•	Changes in consumer spending and saving habits;

•	Our ability to pay down our debt;

•	Our ability to hire and retain qualified personnel; and

•	The success of the Partnership at managing the risks involved in the foregoing.

     The foregoing list of important factors is not exclusive. Additional discussion of factors affecting the Partnership’s business is contained in the Partnership’s periodic filings with the Securities and Exchange Commission. The Partnership does not undertake and expressly disclaims any intent or obligation, to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Partnership.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     For the three months ended March 31, 2004 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 32% versus 40% and average room rates were $96.89 versus $95.98, resulting in a decrease in room revenue totaling $92,340 for the three months ended March 31, 2004 as compared to the comparable period in 2003. Food and beverage revenues decreased $29,518 for the three months ended March 31, 2004 as compared to the first quarter of 2003.

     The decrease in occupancy percentages for 2004 and 2003 are due to the continued economic recession and resulting intensified competition among hotels in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001 and reduced foreign travel than other parts of the United States. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced business travel.

     Food and beverage revenues are primarily influenced by the number of hotel guests. The decreased food and beverage revenue is a direct result of the decreased hotel occupancy for the three months ended March 31, 2004 as compared to the first quarter of 2003.

     Operating expenses totaled $914,965 and $987,452 for the three months ended March 31, 2004 and 2003, respectively. The principal reasons for the decrease in operating expenses in 2004 as compared to 2003 were reductions in rooms and food and beverage operating expenses due to decreased occupancy and food and beverage covers served in the restaurant and lounge which expenses are directly affected by occupancy and covers served.

Recent Accounting Pronouncements

     In 2003, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Partnership’s adoption of these SFAS’s in 2003 did not have any impact on the financial condition, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies, as amended, to special purpose interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003. The adoption of the provisions of FIN 46 had no impact on the Partnership’s financial conditions, results of operations or cash flows.

Liquidity and Capital Resources

     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.

     During the three months ended March 31, 2004, the Registrant provided $44,572 in net cash flow for operating activities. Reductions in long-term debt totaled $35,583 and impound escrow accounts decreased $47,996 during the first quarter of 2004.

     Acquisition of property and equipment during the three months ended March 31, 2004 totaled $11,085. It is estimated that approximately $150,000 more will be expended in the remainder of calendar 2004 for ongoing renovations of existing assets.

     There were no distributions accrued in the fourth quarter of 2003. No distributions were declared for the first quarter of 2004.

     During the quarters ended March 31, 2004 and 2003 and the years ended December 31, 2003 and 2002, the Partnership incurred net losses of $282,220 and $235,052 and $305,885 and $283,676, respectively. As of March 31, 2004, December 31, 2003 and 2002, partners’ deficit totaled $2,711,711, $2,429,491 and $2,123,606, respectively.

     The operations of the Partnership for the quarter ended March 31, 2004 continued to be adversely affected for the following reasons:

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

     While all of the above factors have negatively impacted the Casa Munras, management is of the opinion that the Partnership’s cash requirements for 2004 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership as described in Note 1 of the Notes to Financial Statements to the Registrant’s Form 10-KSB for the calendar year ended December 31, 2003, the General Partner, via cash advances or via advances from Westland, has agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2004 should cash flow from operations not be sufficient to meet the Partnership’s obligations.

     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the first mortgage payable, to continue making cash distributions to the Partners at amounts approximating the Registrant’s net income.

Item 3. Controls and Procedures

     The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership’s reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, and summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to the Partnership’s management, including the Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 5. Other Information

     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31	Certification pursuant to Rule 13a-14(a)

32	Certification pursuant to Rule 13a-14(b)

(b)	Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC General Partner

By:	/s/ JOHN F. ROTHMAN

John F. Rothman, Managing Member

Dated: May 12, 2004