Form 10QSB
period 2004-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2004-08-04
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and should be read in connection therewith. The results of operations for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$152,812	$38,611
Accounts receivable	107,702	34,996
Food and beverage inventories	19,414	19,346
Prepaid expenses	70,598	38,290

Total current assets	350,526	131,243

LAND, PROPERTY AND EQUIPMENT - at cost:
Building and improvements	6,399,076	6,541,528
Hotel furnishings and equipment	1,275,486	2,391,079
Restaurant furnishings and equipment	113,620	136,914
Less accumulated depreciation	(4,893,554)	(6,110,497)

	2,894,628	2,959,024
Land	700,000	700,000

Land, property and equipment - net	3,594,628	3,659,024

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees - net	93,777	105,495
Escrow impound accounts	280,813	278,120

Total other assets	414,590	423,615

TOTAL	$4,359,744	$4,213,882

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - trade	$98,967	$82,362
Accounts payable - related parties	477,303	110,100
Accounts payable - incentive management fees	25,551	—
Accrued salaries and wages	26,555	47,437
Accrued room tax	58,513	27,214
Accrued other	36,230	8,731
Current portion of long-term debt	152,253	146,521

Total current liabilities	875,372	422,365
LONG-TERM DEBT	6,143,421	6,221,008

Total liabilities	7,018,793	6,643,373

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(240,097)	(237,801)
Limited Partners (4,455 units issued and outstanding)	(2,418,952)	(2,191,690)

Total partners’ deficit	(2,659,049)	(2,429,491)

TOTAL	$4,359,744	$4,213,882

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Room	$895,427	$771,753	$1,370,112	$1,338,778
Food and beverage	170,487	168,228	289,816	317,075
Lease	27,633	25,770	56,250	51,646
Telephone	4,343	4,713	8,267	10,970
Other	3,555	3,944	9,745	8,339

Total	1,101,445	974,408	1,734,190	1,726,808

OPERATING EXPENSES:
Rooms	260,929	266,618	468,702	519,632
Food and beverage	155,133	160,655	276,501	301,005
Interest	121,658	124,338	244,006	249,315
Administrative and general	107,013	121,939	207,184	198,298
Marketing	94,692	74,261	172,045	164,965
Depreciation and amortization	67,374	71,497	127,233	152,718
Repairs and maintenance	70,031	71,837	131,778	146,795
Energy cost	39,292	58,302	91,145	88,069
Management fees	69,434	42,817	94,558	84,796
Insurance	27,012	24,921	51,205	49,842
Partnership admin. and professional fees	13,517	14,923	53,969	42,673
Property taxes	19,586	19,735	39,626	37,946
Telephone	3,112	3,163	5,796	6,404

Total (including reimbursed costs and payments for services to related parties of $187,191 and $181,212 and $468,369 and $430,046 for the three and six months ended June 30, 2004 and 2003, respectively)	1,048,783	1,055,006	1,963,748	2,042,458

NET INCOME (LOSS)	$52,662	$(80,598)	$(229,558)	$(315,650)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$527	$(806)	$(2,296)	$(3,157)
Limited Partners (4,455 units outstanding)	52,135	(79,792)	(227,262)	(312,493)

Total	$52,662	$(80,598)	$(229,558)	$(315,650)

DISTRIBUTIONS TO PARTNERS	$—	$—	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$11.70	$(17.91)	$(51.01)	$(70.14)

Distributions	$—	$—	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(229,558)	$(315,650)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	127,233	152,718
Change in assets and liabilities:
Accounts receivable	(72,706)	(81,642)
Food and beverage inventories	(68)	2,446
Prepaid expenses	(32,308)	(24,174)
Accounts payable and accrued expenses	447,275	235,261

Net cash (used in) provided by operating activities	239,868	(31,041)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(51,119)	(95,398)
Impound escrow accounts	(2,693)	112,006

Net cash provided by (used in) investing activities	(53,812)	16,608

FINANCING ACTIVITIES:
Payment of long-term debt	(71,855)	(66,546)
Distributions paid to Partners	—	—

Net cash used in financing activities	(71,855)	(66,546)

NET INCREASE (DECREASE) IN CASH	114,201	(80,979)
CASH AT BEGINNING OF PERIOD	38,611	219,528

CASH AT END OF PERIOD	$152,812	$138,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-		—
Cash paid during the period for interest	$244,006	$249,315

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

     For the three and six months ended June 30, 2004 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 57% and 45% versus 48% and 44% and average room rates were $104.33 and $101.64 versus $106.73 and $101.90, resulting in an increase in room revenue totaling $123,674 and $31,334 for the three and six months ended June 30, 2004 as compared to the comparable period in 2003. Food and beverage revenues increased $2,259 for the three months and decreased $27,259 for the six months ended June 30, 2004 as compared to 2003.

     The increase in occupancy percentages for 2004 and 2003 are due to the increased marketing efforts to attract room business at reduced room rates. Occupancy has increased but continues to be impacted by the continued economic recession and resulting intensified competition among hotels in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001 and reduced foreign travel than other parts of the United States. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced business travel.

     Food and beverage revenues are primarily influenced by the number of hotel guests. Management of the hotel facility, during June 2004, has reduced the hours of operations of the restaurant and lounge located at the hotel. The adjustments were made as guests of the hotel have increasingly been using the large number of restaurant and lounge facilities available to guests in the Monterey Bay area, whose primary business is food and beverage operations. Management believes the reduced hours of operations will result in a minimal decrease in revenues, but have a positive impact on food and beverage department profitability.

     Operating expenses totaled $1,048,783 and $1,963,748 and $1,055,006 and $2,042,458 for the three and six months ended June 30, 2004 and 2003, respectively. The principal reasons for the decrease in operating expenses in 2004 as compared to 2003 were reductions in rooms department operations costs due to reduced labor costs due to fewer employees and hours worked, partially offset by higher benefit costs; and lower food and beverage operating expenses due to decreased food and beverage covers served in the restaurant and lounge which expenses are directly affected by covers served.

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

     During the six months ended June 30, 2004, the Registrant provided $239,868 in net cash flow for operating activities. Reductions in long-term debt totaled $71,855 and impound escrow accounts increased $2,693 during the first six months of 2004.

     Acquisition of property and equipment during the six months ended June 30, 2004 totaled $51,119. It is estimated that approximately $100,000 more will be expended in the remainder of calendar 2004 for ongoing renovations of existing assets.

     There were no distributions accrued in the fourth quarter of 2003. No distributions were declared or paid for the six months ended June 30, 2004.

     During the six months ended June 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, the Partnership incurred net losses of $229,558 and $315,650 and $305,885 and $283,676, respectively. As of June 30, 2004, December 31, 2003 and 2002, partners’ deficit totaled $2,659,049, $2,429,491 and $2,123,606, respectively.

     The operations of the Partnership for the three and six months ended June 30, 2004 continued to be adversely affected for the following reasons:

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

PART II – OTHER INFORMATION

Item 5. Other Information

     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

Dated: August 03, 2004