Form 10QSB
period 2004-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2004-11-10
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

          The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and should be read in connection therewith. The results of operations for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$48,300	$38,611
Accounts receivable	199,510	34,996
Food and beverage inventories	20,766	19,346
Prepaid expenses	57,724	38,290

Total current assets	326,300	131,243

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,399,076	6,541,528
Hotel furnishings and equipment	1,335,283	2,391,079
Restaurant furnishings and equipment	113,620	136,914
Less accumulated depreciation	(4,947,554)	(6,110,497)

	2,900,425	2,959,024
Land	700,000	700,000

Land, property and equipment — net	3,600,425	3,659,024

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	87,918	105,495
Escrow impound accounts	327,349	278,120

Total other assets	455,267	423,615

TOTAL	$4,381,992	$4,213,882

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$118,576	$82,362
Accounts payable — related parties	163,403	110,100
Accounts payable — incentive management fees	91,918	—
Accrued salaries and wages	18,637	47,437
Accrued room tax	33,773	27,214
Accrued other	53,310	8,731
Current portion of long-term debt	155,203	146,521

Total current liabilities	634,820	422,365
LONG-TERM DEBT	6,103,496	6,221,008

Total liabilities	6,738,316	6,643,373

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(237,069)	(237,801)
Limited Partners (4,455 units issued and outstanding)	(2,119,255)	(2,191,690)

Total partners’ deficit	(2,356,324)	(2,429,491)

TOTAL	$4,381,992	$4,213,882

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Room	$1,228,761	$1,222,911	$2,598,873	$2,561,689
Food and beverage	164,514	190,444	454,330	507,519
Lease	28,079	27,018	84,329	78,664
Other	10,026	4,102	19,771	12,441
Telephone	4,901	7,556	13,168	18,526

Total	1,436,281	1,452,031	3,170,471	3,178,839

OPERATING EXPENSES:
Rooms	326,953	315,655	795,655	835,287
Food and beverage	134,843	175,654	411,344	476,659
Interest	120,955	123,687	364,961	373,002
Administrative and general	115,347	123,767	322,531	322,065
Marketing	78,062	107,164	250,107	272,129
Management fees	123,641	118,578	218,199	203,374
Repairs and maintenance	71,186	59,968	202,964	206,763
Depreciation and amortization	59,859	76,359	187,092	229,077
Energy cost	44,439	48,809	135,584	136,878
Insurance	27,012	24,134	78,217	73,976
Property taxes	22,593	21,967	62,219	59,913
Partnership admin. and professional fees	6,469	15,866	60,438	58,539
Telephone	2,197	3,566	7,993	9,970

Total (including reimbursed costs and payments for services to related parties of $232,033 and $240,253 and $700,402 and $670,299 for the three and nine months ended September 30, 2004 and 2003, respectively)	1,133,556	1,215,174	3,097,304	3,257,632

NET INCOME (LOSS)	$302,725	$236,857	$73,167	$(78,793)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$3,027	$2,369	$732	$(788)
Limited Partners (4,455 units outstanding)	299,698	234,488	72,435	(78,005)

Total	$302,725	$236,857	$73,167	$(78,793)

DISTRIBUTIONS TO PARTNERS	$—	$—	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$67.27	$52.63	$16.26	$(17.51)

Distributions	$—	$—	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$73,167	$(78,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,092	229,077
Change in assets and liabilities:
Accounts receivable	(164,514)	(61,558)
Food and beverage inventories	(1,420)	776
Prepaid expenses	(19,434)	(3,975)
Accounts payable and accrued expenses	203,773	(36,078)

Net cash provided by operating activities	278,664	49,449

INVESTING ACTIVITIES:
Acquisition of property and equipment	(110,916)	(103,219)
Impound escrow accounts	(49,229)	73,657

Net cash used in investing activities	(160,145)	(29,562)

FINANCING ACTIVITIES:
Payment of long-term debt	(108,830)	(100,789)

NET INCREASE (DECREASE) IN CASH	9,689	(80,902)
CASH AT BEGINNING OF PERIOD	38,611	219,528

CASH AT END OF PERIOD	$48,300	$138,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$364,961	$373,002

Cash paid during the period for taxes	$1,600	$1,600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

          For the three and nine months ended September 30, 2004 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 65% and 51% versus 68% and 52% and average room rates were $124.46 and $111.29 versus $117.96 and $108.98, resulting in an increase in room revenue totaling $5,850 and $37,184 for the three and nine months ended September 30, 2004 as compared to the comparable period in 2003. Food and beverage revenues decreased $25,930 and $53,189 for the three and nine months ended September 30, 2004 as compared to 2003.

          The decrease in occupancy percentages for 2004 and 2003 are primarily due to reduced summer leisure and business travel, but at higher average room rates. Occupancy also continues to be impacted by the continued economic recession and resulting intensified competition among hotels in the San Francisco/Monterey Bay area. This area of the country has been more severely impacted by the effects of September 11, 2001 and reduced foreign travel than other parts of the United States. Additionally, the effects of the dot.com slowdown, for which the region is noted, have reduced business travel to the region and have resulted in job cutbacks in the area resulting in reduced business travel.

          Food and beverage revenues are primarily influenced by the number of hotel guests. Management of the hotel facility, effective June 2004, has reduced the hours of operations of the restaurant and lounge located at the hotel. The adjustments were made as guests of the hotel have increasingly been using the large number of restaurant and lounge facilities available to guests in the Monterey Bay area, whose primary business is food and beverage operations. The reduced hours of operations have resulted in decreased revenues, but have had positive impact on food and beverage department profitability due to reduced operating costs. Food and beverage operating expenses totaled $134,843 and $411,344 as compared to $175,654 and $476,659 for the three and nine months ended September 30, 2004 as compared to 2003 or a decrease of $40,811 and $65,315, respectively.

          Operating expenses totaled $1,133,556 and $3,097,304 and $1,215,174 and $3,257,632 for the three and nine months ended September 30, 2004 and 2003, respectively. The principal reasons for the decrease in operating expenses in 2004 as compared to 2003 were lower food and beverage operating expenses due to decreased food and beverage covers served in the restaurant and lounge which expenses are directly affected by covers served and reduced food and beverage operating expenses due to reduced hours of operations in the third quarter 2003 as compared to 2003 and reduced depreciation and amortization in 2004 as compared to 2003.

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

          During the nine months ended September 30, 2004, the Registrant provided $278,664 in net cash flow for operating activities. Reductions in long-term debt totaled $108,830 and impound escrow accounts increased $49,229 during the first nine months of 2004.

          Acquisition of property and equipment during the nine months ended September 30, 2004 totaled $110,916. It is estimated that approximately $50,000 more will be expended in the remainder of calendar 2004 for ongoing renovations of existing assets.

          There were no distributions accrued in the fourth quarter of 2003. No distributions were declared or paid for the nine months ended September 30, 2004.

          During the nine months ended September 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, the Partnership had net income (losses) of $73,167 and ($78,793) and ($315,650) and ($283,676), respectively. As of September 30, 2004, December 31, 2003 and 2002, partners’ deficit totaled $2,356,324 and $2,429,491, respectively.

          The operations of the Partnership for the three and nine months ended September 30, 2004 continued to be adversely affected for the following reasons:

•	The national and regional negative impact on the technology, computer and dot.com industry, which industries represent a substantial portion of businesses in the San Francisco/Monterey Bay area.

•	The negative impact on the world, national and regional economies due to the uncertain events of the war with Iraq.

•	The negative impact on senior citizen travel due to the significant downturn in the international and United States stock markets, resulting in substantially reduced stock portfolios.

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

          The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

Dated: November 10, 2004