Form 10KSB
period 2004-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2005-03-30
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $3,968,841

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer’s limited partnership units and the securities have only limited transfer rights.

PART I.

Item 1. Description of Business.

          Casa Munras Hotel Partners, L.P. (the “Registrant”), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the “Units”) at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by John F. Rothman and Ronald A. Young (the “Initial General Partners”). On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”), upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners, or their successors in interest. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see “Borrowings” described below). On January 4, 2004, Ronald A. Young, one of the Initial General Partners, passed away. As a result, effective January 20, 2004, Maxine Young, pursuant to her California community property interest, and the Estate of Ronald A. Young, Maxine Young, Special Administrator, are the co-owners of Ronald A. Young’s 50% membership interest in the General Partner (see “Item 12, Certain Relationships and Related Transactions” described below). The owners of the Units are hereinafter referred to as the “Limited Partners,” and the Limited Partners and the General Partner collectively are hereinafter referred to as the “Partners”. The Registrant’s principal executive offices are located at 8885 Rio San Diego Drive, Suite 220, San Diego, California 92108. Its telephone number is (619) 297-4040.

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

          The General Partner believes that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel are interdependent and therefore do not constitute separate business segments. Of the total revenues of $3,968,841 and $3,892,587 generated at the Hotel for the years ended December 31, 2004 and 2003, approximately 81% and 80% represented room sales, 15% and 16% food and beverage sales and 3% and 3% lease revenues, respectively. The remaining balance represented telephone revenues, interest and other income, including income from retail operations.

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

          Inasmuch as one of the Initial General Partners controlled Westland at the time the Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement cannot be deemed to have been negotiated or established at arm’s length, and the relationship between the Initial General Partners and Westland was not at arm’s length and may have resulted in certain conflicts of interest. However, the Partnership feels that the consideration paid to Westland in on no more favorable terms than that which would be required to be paid to unaffiliated third parties for comparable services.

          The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2004, 2003 and 2002:

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
Room Sales
2004	$474,685	$895,427	$1,228,761	$614,768	$3,213,641

2003	567,025	771,753	1,222,911	542,861	3,104,550

2002	543,401	893,303	1,147,211	532,634	3,116,549

Food & Beverage Sales
2004	$119,329	$170,487	$164,514	$152,078	$606,408

2003	148,847	168,228	190,444	134,400	641,919

2002	122,615	168,250	182,480	170,325	643,670

Total Revenues
2004	$632,745	$1,101,445	$1,436,281	$798,370	$3,968,841

2003	752,400	974,408	1,452,031	713,748	3,892,587

2002	704,523	1,104,676	1,376,194	738,187	3,923,580

Hotel Occupancy
2004	32%	57%	65%	41%	49%

2003	40%	48%	68%	40%	49%

2002	35%	52%	58%	35%	45%

Average Room Rate
2004	$96.89	$104.33	$124.46	$99.36	$108.80

2003	95.98	106.73	117.96	89.58	105.01

2002	102.99	112.46	129.79	100.65	113.96

          The Hotel operates 24 hours a day every day of the year. The Registrant currently employs approximately 34 full-time employees and approximately 23 part-time employees, none of who is covered by a collective bargaining agreement. Employees are entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations are satisfactory.

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

     It is expected the Partnership will have capital expenditures in 2005 totaling approximately $200,000, to continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations or via short-term borrowings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The approximate number of holders of the Units (the Registrant’s only class of equity securities) as of March 18, 2005, was 461. No public trading market exists for the Units.

     On July 21, 2003, the then members of the General Partner, Ronald A. Young and John F. Rothman, offered to purchase up to 400 units through September 30, 2003 for a price of $500 per Unit as a result of a tender offer made by an unaffiliated third party (the “2003 Offering”) (see Item 11, Security Ownership of Certain Beneficial Owners and Managers and Item 12, Certain Relationships and Related Transactions below). Mr. Young and Mr. Rothman acquired an aggregate of 397 units pursuant to the 2003 Offering.

     No cash distributions were paid to the Registrant’s Partners during calendar 2003 and 2004 and through March 18, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues	$3,968,841	$3,892,587	$3,923,580	$4,148,229	$5,354,556

Net (Loss)Income	$(104,370)	$(305,885)	$(283,676)	$(133,760)	$597,381

(Loss)Income Per Unit	$(23.19)	$(67.97)	$(63.04)	$(29.72)	$132.75

	Year Ended December 31,
	2004	2003	2002	2001	2000
Distributions Declared Per Unit	$—	$—	$30.00	$60.00	$70.00

Total Assets at December 31,	$4,111,518	$4,213,882	$4,720,679	$5,292,243	$5,963,727

Long-Term Obligations at December 31, (including current portion)	$6,221,008	$6,367,529	$6,503,225	$6,628,895	$6,745,280

Disclosure Regarding Forward Looking Statements

          The Partnership may from time to time make written or oral “forward-looking statements”, including statements contained in the Partnership’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits hereto and thereto), in its reports to Partners and in other communications by the Partnership, which are made in good faith by the Partnership pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Year ended December 31, 2004 as compared to year ended December 31, 2003

          Occupancy at the Hotel totaled 49% in calendars 2004 and 2003. The average room rate at the Hotel increased to $108.80 in 2004 as compared to $105.01 in 2003.

          The stability in occupancy coupled with the increase in average room rate resulted in an increase in room revenue during Calendar 2004 of $109,091 to $3,213,641. The Hotel’s stabilized occupancy and increase in room rate in 2004 as compared to 2003 are the result of a stabilized economy in the Monterey Peninsula area, which economy is still adversely affected in the hospitality industry due to the dot.com industry slowdown over the past several years, coupled with a slight increase in room rates.

          In 2004, food and beverage revenues decreased $35,511 or 5.5% to $606,408 over 2003 comparable revenue. Management of the hotel facility, effective June 2004, has reduced the hours of operations of the restaurant and lounge located at the hotel. The adjustments were made as guests of the hotel have increasingly been using the large number of restaurant and lounge facilities available to guests in the Monterey Bay area, whose primary business is food and beverage operations. The reduced hours of operations have resulted in decreased revenues, but have had positive impact on food and beverage department profitability due to reduced operating costs.

Expenses totaled $4,073,211 or 103% of revenue, of revenue, in 2004 as compared to $4,198,472 or 108% of revenues in 2003. Expenses as a percentage of revenue decreased in 2004 as compared to 2003 due principally to reduced room, food and beverage, administration and general and marketing department operating expenses due to tightened expense controls. Depreciation was reduced due to assets having become fully depreciated.

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

Recent Accounting Pronouncements

          In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 – “Inventory Costs”, SFAS No. 152 – “Accounting for Real Estate Time Sharing Transactions” and SFAS No. 153 – “Exchange of Nonmonetary Assets”. Adoption of these SFAS’s in calendar 2005 will not have any impact on the Company’s financial condition, results of operations or cash flows.

          For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Financial Statements.

Liquidity and Capital Resources

          The Registrant’s primary source of cash is from the operation and leasing of the Hotel. During 2004, the Registrant had $267,368 of net cash provided by its operating activities.

          The Partnership has obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten-year term; subject to certain conditions, the principal may be amortizable for two additional years. Monthly principal and interest payments totaling $52,643 are due monthly. The terms and conditions of the loan also require that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. Payments on long-term debt totaled $146,521 and net increases in impound escrow accounts totaled $17,083 in calendar 2004.

          Capital expenditures, totaled $127,990 in 2004 and are expected to total $200,000 in 2005. The capital improvements will continue to upgrade the Registrant’s Hotel facility. These capital expenditures are expected to be funded from cash provided by operations and short-term borrowings.

          There were no distributions paid to Partners in calendar 2003 and 2004.

          During the years ended December 31, 2004 and 2003, the Partnership incurred net losses of $104,370 and $305,885, respectively, and as of December 31, 2004 and 2003, partners’ deficit totaled $2,533,861 and $2,429,491, respectively.

          Management is of the opinion that the Partnership’s cash requirements for 2005 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership as described in Note 1 of the Notes to Financial Statements, The General Partner, via cash advances or via advances from Westland, has agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2005 should cash flow from operations not be sufficient to meet the Partnership’s obligations.

          The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the First Mortgage, to restore the program of paying cash distributions to the Partners at amounts approximating the Registrant’s net income.

Item 7. Financial Statements.

               The following are included in this Report in response to this Item immediately subsequent to the signature page:

          Independent Auditor’s Report.

          Balance Sheets at December 31, 2004 and 2003.

          Statements of Operations for the years ended December 31, 2004 and 2003.

          Statements of Changes in Partners’ Deficit for the years ended December 31, 2004 and 2003.

          Statements of Cash Flows for the years ended December 31, 2004 and 2003.

          Notes to Financial Statements for the years ended December 31, 2004 and 2003.

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

               Mrs. Young, age 64, has been an interior designer, primarily in the hospitality business, since 1959. She has also been a co-investor with Mr. Young in the Registrant since 1984.

               Since March 1990, Mr. Rothman, age 70, has been an independent investor and business consultant, primarily in the real estate and hotel industries, and currently acts as a consultant to Westland. Since April 2003, Mr. Rothman has been the sole shareholder of Royal Hotel Corporation and The Northstar Group, both of which companies have been involved in the operation of a hotel/casino located in Las Vegas, Nevada.

               Mr. Rothman and the estate of Ronald A. Young each inadvertently failed to file a Form 4 to report the acquisition of 4 units of limited partnership each. Those transactions should properly have been reported as delinquent transactions on a Form 5, which was also not filed.

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

               (b) Security ownership of management.

		Number of Units and
		Nature of Beneficial
	Name of	Ownership as of	Percent
	Beneficial	Close of Business on	of
Title of Class	Owner	March 18, 2005	Class

Limited Partnership Units	Maxine Young	754 Units (1)	16.925%

	John F. Rothman	738 Units (2)	16.566%

(1)	Includes 749 units owned indirectly through the Estate of Ronald A. Young and 5 units owned directly by Maxine Young.

(2)	Includes 694 units owned indirectly through inter vivos trust and 44 units owned by immediate family members.

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

               During 2004 and 2003, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2004 and 2003, $995,387 and $845,522, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.

               During 2004 and 2003, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2004 and 2003 totaled $33,600.

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

               (b) Reports on Form 8-K

                    None.

Item 14. Principal Accounting Fees and Services.

     The following is a summary of the fees billed to us by William H. Ling, Certified Public Accountant for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

	Fiscal 2004	Fiscal 2003
Fee Category	Fees	Fees
Audit fees	$27,500	$26,700
Audit related fees	—	—
Tax fees	12,400	11,800
All other fees	—	—

Total fees	$39,900	$35,500

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

     All other fees consist of fees for product and services other than the services reported above.

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

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman	Date: March 30, 2005

John F. Rothman, Managing Member

          In accordance with the Exchange Act, this report had been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

CASA MUNRAS HOTEL PARTNERS, L.P.

CASA MUNRAS GP, LLC
General Partner

By:	/s/ John F. Rothman	Date: March 30, 2005

John F. Rothman, Managing Member

INDEPENDENT AUDITOR’S REPORT

To the Partners of
Casa Munras Hotel Partners, L.P.:

I have audited the accompanying balance sheets of Casa Munras Hotel Partners, L.P., a California Limited Partnership (the “Partnership”), as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Casa Munras Hotel Partners, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WILLIAM H. LING

San Diego, California
March 18, 2005

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash	$14,385	$38,611
Accounts receivable	84,082	34,996
Food and beverage inventories	20,378	19,346
Prepaid expenses	28,559	38,290

Total current assets	147,404	131,243

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,406,728	6,541,528
Hotel furnishings and equipment	1,342,732	2,391,079
Restaurant furnishings and equipment	115,593	136,914
Less accumulated depreciation	(5,018,201)	(6,110,497)

	2,846,852	2,959,024
Land	700,000	700,000

Land, property and equipment — net	3,546,852	3,659,024

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	82,059	105,495
Escrow impound accounts	295,203	278,120

Total other assets	417,262	423,615

TOTAL	$4,111,518	$4,213,882

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$87,922	$82,362
Accounts payable and advances — related parties	188,308	110,100
Accrued incentive management fees — related parties	91,663	—
Accrued salaries and wages	20,842	47,437
Accrued room and sales tax	31,414	27,214
Accrued other	4,222	8,731
Current portion of long-term debt	158,210	146,521

Total current liabilities	582,581	422,365

LONG-TERM DEBT	6,062,798	6,221,008

Total liabilities	6,645,379	6,643,373

CONTINGENCIES (see Notes 2 and 4)

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(238,845)	(237,801)
Limited Partners (4,455 units issued and outstanding)	(2,295,016)	(2,191,690)

Total partners’ deficit	(2,533,861)	(2,429,491)

TOTAL	$4,111,518	$4,213,882

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

REVENUES:
Room	$3,213,641	$3,104,550
Food and beverage	606,408	641,919
Lease	109,711	105,762
Other	23,050	16,308
Telephone	16,031	24,048

Total	3,968,841	3,892,587

EXPENSES:
Rooms	1,070,328	1,082,705
Food and beverage	537,981	628,893
Interest	485,200	496,026
Administrative and general	419,788	448,559
Marketing	313,792	348,772
Repairs and maintenance	278,943	293,672
Depreciation and amortization	263,598	316,795
Management fees	249,663	153,975
Energy cost	192,156	183,389
Insurance	105,229	98,897
Property taxes	78,033	77,159
Partnership admin. and professional fees	67,507	56,729
Telephone	10,993	12,901

Total (including reimbursed costs and payments for services to related parties of $987,978 and $963,926 during 2004 and 2003, respectively)	4,073,211	4,198,472

NET LOSS	$(104,370)	$(305,885)

ALLOCATION OF NET LOSS:
General Partner	$(1,044)	$(3,059)
Limited Partners (($23.19) per Unit in 2004 and ($67.97) per Unit in 2003, based upon 4,455 Limited Partnership Units)	(103,326)	(302,826)

Total	$(104,370)	$(305,885)

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT (based upon 4,500 Total Units outstanding):
Return of capital	$—	$—

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003

	GENERAL	LIMITED
	PARTNER	PARTNER	TOTAL

DEFICIT, JANUARY 1, 2003	$(234,742)	$(1,888,864)	$(2,123,606)

NET LOSS	(3,059)	(302,826)	(305,885)

DEFICIT, DECEMBER 31, 2003	(237,801)	(2,191,690)	(2,429,491)

NET LOSS	(1,044)	(103,326)	(104,370)

DEFICIT, DECEMBER 31, 2004	$(238,845)	$(2,295,016)	$(2,533,861)

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES:
Net loss	$(104,370)	$(305,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	263,598	316,795
Change in assets and liabilities:
Accounts receivable	(49,086)	15,989
Food and beverage inventories	(1,032)	(412)
Prepaid expenses	9,731	9,159
Accounts payable and accrued expenses	(21,344)	80,228
Accounts payable and accrued expenses - related parties	169,871	(145,462)

Net cash provided by (used in) operating activities	267,368	(29,588)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(127,990)	(83,771)
(Increase) decrease in impound escrow accounts	(17,083)	68,138

Net cash used in investing activities	(145,073)	(15,633)

FINANCING ACTIVITIES:
Payment of long-term debt	(146,521)	(135,696)

Net cash used in financing activities	(146,521)	(135,696)

NET DECREASE IN CASH	(24,226)	(180,917)

CASH AT BEGINNING OF PERIOD	38,611	219,528

CASH AT END OF PERIOD	$14,385	$38,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for interest	$485,200	$496,026

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P. (A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the “Initial General Partners”) who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”) upon approval by the Limited Partners. The General Partner was equally owned by the Initial General Partners. On January 4, 2004, Ronald A. Young passed away and his membership interest in the General Partner was assigned to Maxine Young and the Estate of Ronald A. Young, pursuant to the Partnership Agreement and General Partner limited liability company agreement. The change in the General Partner in 1998 resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see Note 2). The General Partner has no legal or contractual commitment to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership (see Note 5). The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership. The term of the Partnership is 50 years, although it may be terminated sooner by the occurrence of certain events as set forth in the Partnership Agreement.

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

Cash, accounts receivable, food and beverage inventories, prepaid expenses, accounts payable, and accrued expenses carrying cost reasonably approximates their fair value because of the short maturities of these instruments.

Other assets are carried at cost, which, in management’s opinion, is less than fair value.

The carrying value of long-term debt approximates fair value at December 31, 2004 and 2003, as the related interest rate is in line with market rates.

Accounts Receivable – Management is of the opinion that accounts receivable are fully collectable, therefore no allowance for doubtful accounts has been provided in 2004 and 2003.

Inventories — Food and Beverage inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Depreciation — Buildings and improvements are being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment are being depreciated using primarily accelerated methods over useful lives ranging from five to seven years. Depreciation expense totaled $240,162 and $293,359 in 2004 and 2003.

Loan Commitment Fee — The loan commitment fee is net of accumulated amortization of $152,349 and $128,913 in 2004 and 2003, respectively. Amortization expense totaled $23,436 in 2004 and 2003. The loan commitment fee on the First Mortgage is amortized over the ten-year term of the loan using the straight-line method, which approximates the effective interest rate method (see Note 2).

Income Taxes — In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2004, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes. Cash paid during the year for taxes for 2004 and 2003 represents the California minimum tax due for limited partnerships.

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

Impairment of Long-Lived Assets — During calendar 2004, the Partnership performed a review of existing long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis included a review for a significant decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, and a review of the costs of new construction and cash flows generated by the Partnership in calendar years 2004 and 2003. The Partnership has determined that no impairment has occurred for the years ended December 31, 2004 and 2003.

Recent Accounting Pronouncements – In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 – “Inventory Costs”, SFAS No. 152 – “Accounting for Real Estate Time Sharing Transactions” and SFAS No. 153 – “Exchange of Nonmonetary Assets”. Adoption of these SFAS’s in calendar 2005 will not have any impact on the Company’s financial condition, results of operations or cash flows.

2. LONG-TERM DEBT

Long-term debt as of December 31 consisted of the following:

2004	2003
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

	2004	2003
Partnership distributions.	$6,221,008	$6,367,529

Less current portion	158,210	146,521

Long-term debt	$6,062,798	$6,221,008

Principal payments required for the years ending December 31, are as follows:

2005	$158,210
2006	170,831
2007	184,459
2008	199,175
2009	215,064
Thereafter	5,293,269

Total	$6,221,008

Substantially all of the assets of the Partnership are pledged as security for the above debt.

3. LEASE REVENUE

The retail stores are leased to other business establishments. These leases range from one to three years and provided annual rents of $109,711 and $105,762 for 2004 and 2003, respectively.

4. MANAGEMENT AND RELATED PARTIES

The Partnership has a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects.

Westland receives a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2004 and 2003 were $158,000 and $153,975, respectively. Incentive management fees for 2004 are $91,663. No incentive management fees were earned in 2003.

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

The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed, including certain items that are capitalized, in 2004 and 2003 were $1,028,987 and $879,122, respectively.

Accounts payable, advances, and accrued expenses as of December 31, 2004 and 2003 include $279,971 and $110,100, respectively, in amounts due Westland.

The Westland management agreement provides that the Partnership shall set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount is to be adjusted based upon actual expenditures. In 2004 and 2003 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.

5. DISTRIBUTIONS TO PARTNERS AND GENERAL PARTNERS CONTINUING SUPPORT

No Distributions were paid to Partners for calendars 2004 or 2003.

During the years ended December 31, 2004 and 2003, the Partnership incurred net losses of $104,370 and $305,885, respectively, and as of December 31, 2004 and 2003, partners’ deficit totaled $2,533,861 and $2,429,491, respectively.

Management is of the opinion that the Partnership’s cash requirements for 2005 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership as described in Note 1 of the Notes to Financial Statements, the General Partner, via cash advances or via advances from Westland, have agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2005 should cash flow from operations not be sufficient to meet the Partnership’s obligations.