Form 10QSB
period 2005-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2005-05-13
CIK 311158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report under Section 13 of 15(d) of the Exchange Act

For the transition period from _______to _______

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and should be read in connection therewith. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004

ASSETS
CURRENT ASSETS:
Cash	$109,526	$14,385
Accounts receivable	69,000	84,082
Food and beverage inventories	19,985	20,378
Prepaid expenses	117,729	28,559

Total current assets	316,240	147,404

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,418,544	6,406,728
Hotel furnishings and equipment	1,367,685	1,342,732
Restaurant furnishings and equipment	115,593	115,593
Less accumulated depreciation	(5,077,001)	(5,018,201)

	2,824,821	2,846,852
Land	700,000	700,000

Land, property and equipment — net	3,524,821	3,546,852

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	76,200	82,059
Escrow impound accounts	244,250	295,203

Total other assets	360,450	417,262

TOTAL	$4,201,511	$4,111,518

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$171,581	$87,922
Accounts payable — related parties	437,250	188,308
Accrued incentive management fees — related parties	92,406	91,663
Accrued salaries and wages	23,363	20,842
Accrued room and sales tax	27,819	31,414
Accrued other	21,929	4,222
Current portion of long-term debt	161,275	158,210

Total current liabilities	935,623	582,581

LONG-TERM DEBT	6,021,312	6,062,798

Total liabilities	6,956,935	6,645,379

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(241,061)	(238,845)
Limited Partners (4,455 units issued and outstanding)	(2,514,363)	(2,295,016)

Total partners’ deficit	(2,755,424)	(2,533,861)

TOTAL	$4,201,511	$4,111,518

CASA MUNRAS HOTEL PARTNERS, L.P.

(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

REVENUES:
Room	$555,756	$474,685
Food and beverage	117,625	119,329
Lease	29,103	28,617
Telephone	2,824	3,924
Other	2,356	6,190

Total	707,664	632,745

OPERATING EXPENSES:
Rooms	236,871	207,773
Interest	119,509	122,348
Food and beverage	108,435	121,368
Administrative and general	84,747	100,171
Marketing	73,295	77,353
Repairs and maintenance	70,673	61,747
Depreciation and amortization	64,659	59,859
Energy cost	47,972	51,853
Partnership administration and professional fees	46,994	40,452
Management fees	28,977	25,124
Insurance	24,940	24,193
Property taxes	19,540	20,040
Telephone	2,615	2,684

Total (including reimbursed costs and payments for services to related parties of $276,853 and $281,178 for the three months ended March 31, 2005 and 2004, respectively)	929,227	914,965

NET LOSS	$(221,563)	$(282,220)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.

(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

ALLOCATION OF NET LOSS:
General Partner (45 units outstanding)	(2,216)	(2,822)
Limited Partners (4,455 units outstanding)	(219,347)	(279,398)

Total	$(221,563)	$(282,220)

DISTRIBUTION TO PARTNERS	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net loss	$(49.24)	$(62.72)

Distribution	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.

(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

OPERATING ACTIVITIES:
Net loss	$(221,563)	$(282,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,659	59,859
Change in assets and liabilities:
Accounts receivable	15,082	(14,475)
Food and beverage inventories	393	869
Prepaid expenses	(89,170)	(70,469)
Accounts payable and accrued expenses	349,977	351,008

Net cash provided by operating activities	119,378	44,572

INVESTING ACTIVITIES:
Acquisition of property and equipment	(36,769)	(11,085)
Decrease in impound escrow accounts	50,953	47,996

Net cash provided by investing activities	14,184	36,911

FINANCING ACTIVITIES:
Payment of long-term debt	(38,421)	(35,583)

NET INCREASE IN CASH	95,141	45,900

CASH AT BEGINNING OF PERIOD	14,385	38,611

CASH AT END OF PERIOD	$109,526	$84,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$119,509	$122,348

Cash paid during the period for taxes	$1,600	$1,600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

     For the three months ended March 31, 2005 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 39% versus 32% and average room rates were $96.13 versus $96.89, resulting in an increase in room revenue totaling $81,071 for the three months ended March 31, 2005 as compared to the comparable period in 2004. Food and beverage revenues decreased $1,704 for the three months ended March 31, 2005 as compared to the first quarter of 2004.

     The increase in occupancy percentages for 2005 as compared to 2004 is the result of increased tour business in 2005 as compared to 2004 and marketing efforts, in particular the impact of regional promotional mailings, which has increased occupancy at the expense of average room rate.

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

     Operating expenses totaled $929,227 and $914,965 for the three months ended March 31, 2005 and 2004, respectively. The principal reasons for the slight increase in operating expenses in 2005 as compared to 2004 were increased occupancy resulting in increased housekeeping labor and other rooms related expenses and reductions in the hours of operation of the food and beverage operations resulting in reduced labor costs and fewer food and beverage operating expenses due to decreased food and beverage meals served in the restaurant and lounge which expenses are directly affected by meals served.

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

     During the three months ended March 31, 2005, the Registrant provided $119,378 in net cash flow for operating activities. Reductions in long-term debt totaled $38,421 and impound escrow accounts decreased $50,953 during the first quarter of 2005.

     Acquisition of property and equipment during the three months ended March 31, 2005 totaled $36,769. It is estimated that approximately $150,000 more will be expended in the remainder of calendar 2005 for ongoing renovations of existing assets.

     There were no distributions accrued in the fourth quarter of 2004. No distributions were declared for the first quarter of 2005.

     The General Partner has entered into an agreement with a nationally recognized hotel brokerage firm to sell the Hotel. No assurance can be given if or when the sale will occur, which is subject to Limited Partner approval.

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

PART II – OTHER INFORMATION

Item 5. Other Information

     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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
Dated: May 12, 2005