Form 10QSB
period 2005-06-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2005-08-09
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and should be read in connection therewith. The results of operations for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$182,837	$14,385
Accounts receivable	96,164	84,082
Food and beverage inventories	18,442	20,378
Prepaid expenses	73,851	28,559

Total current assets	371,294	147,404

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,430,119	6,406,728
Hotel furnishings and equipment	1,367,685	1,342,732
Restaurant furnishings and equipment	119,147	115,593
Less accumulated depreciation	(5,135,801)	(5,018,201)

	2,781,150	2,846,852
Land	700,000	700,000

Land, property and equipment — net	3,481,150	3,546,852

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	70,341	82,059
Escrow impound accounts	220,040	295,203

Total other assets	330,381	417,262

TOTAL	$4,182,825	$4,111,518

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$112,864	$87,922
Accounts payable — related parties	423,893	188,308
Accounts payable — incentive management fees	120,688	91,663
Accrued salaries and wages	25,808	20,842
Accrued room tax	48,357	31,414
Accrued other	48,490	4,222
Current portion of long-term debt	164,399	158,210

Total current liabilities	944,499	582,581

LONG-TERM DEBT	5,979,022	6,062,798

Total liabilities	6,923,521	6,645,379

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(240,913)	(238,845)
Limited Partners (4,455 units issued and outstanding)	(2,499,783)	(2,295,016)

Total partners’ deficit	(2,740,696)	(2,533,861)

TOTAL	$4,182,825	$4,111,518

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES:
Room	$899,169	$895,427	$1,454,925	$1,370,112
Food and beverage	155,430	170,487	273,055	289,816
Lease	27,598	27,633	56,701	56,250
Telephone	3,354	4,343	6,178	8,267
Other	9,099	3,555	11,455	9,745

Total	1,094,650	1,101,445	1,802,314	1,734,190

OPERATING EXPENSES:
Rooms	310,189	260,929	547,060	468,702
Food and beverage	122,466	155,133	241,975	276,501
Interest	129,838	121,658	238,273	244,006
Administrative and general	100,288	107,013	185,035	207,184
Marketing	92,420	94,692	165,715	172,045
Depreciation and amortization	58,645	67,374	129,318	127,233
Repairs and maintenance	77,106	70,031	141,765	131,778
Energy cost	53,729	39,292	101,701	91,145
Management fees	53,654	69,434	100,648	94,558
Insurance	19,867	27,012	48,844	51,205
Partnership admin. and professional fees	39,437	13,517	64,377	53,969
Property taxes	19,771	19,586	39,311	39,626
Telephone	2,512	3,112	5,127	5,796

Total (including reimbursed costs and payments for services to related parties of $225,488 and $187,191 and $502,340 and $468,369 for the three and six months ended June 30, 2005
and 2004, respectively)	1,079,922	1,048,783	2,009,149	1,963,748

NET INCOME (LOSS)	$14,728	$52,662	$(206,835)	$(229,558)

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

ALLOCATION OF NET INCOME (LOSS):
General Partner (45 units outstanding)	$147	$527	$(2,068)	$(2,296)
Limited Partners (4,455 units outstanding)	14,581	52,135	(204,767)	(227,262)

Total	$14,728	$52,662	$(206,835)	$(229,558)

DISTRIBUTIONS TO PARTNERS	$—	$—	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income (loss)	$3.27	$11.70	$(45.96)	$(51.01)

Distributions	$—	$—	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

OPERATING ACTIVITIES:
Net loss	$(206,835)	$(229,558)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	129,318	127,233
Change in assets and liabilities:
Accounts receivable	(12,082)	(72,706)
Food and beverage inventories	1,936	(68)
Prepaid expenses	(45,292)	(32,308)
Accounts payable and accrued expenses	355,729	447,275

Net cash provided by operating activities	222,774	239,868

INVESTING ACTIVITIES:
Acquisition of property and equipment	(51,898)	(51,119)
Impound escrow accounts	75,163	(2,693)

Net cash provided by (used in) investing activities	23,265	(53,812)

FINANCING ACTIVITIES:
Payment of long-term debt	(77,587)	(71,855)

NET INCREASE IN CASH	168,452	114,201

CASH AT BEGINNING OF PERIOD	14,385	38,611

CASH AT END OF PERIOD	$182,837	$152,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$238,273	$244,006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
     For the three and six months ended June 30, 2005 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 55% and 57% versus 47% and 45% and average room rates were $107.42 and $102.82 versus $104.33 and $101.54, resulting in an increase in room revenue totaling $3,742 and $84,813 for the three and six months ended June 30, 2005 as compared to the comparable period in 2004. Food and beverage revenues decreased $15,057 and $16,761 for the three and six months ended June 30, 2005 as compared to 2004.
     The increase in occupancy percentages for 2005 as compared to 2004 is the result of increased tour business in 2005 as compared to 2004 and marketing efforts, in particular the impact of regional promotional mailings.
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
     Operating expenses totaled $1,079,922 and $2,009,149 and $1,048,783 and $1,963,748 for the three and six months ended June 30, 2005 and 2004, respectively. The principal reasons for the slight increase in operating expenses in 2005 as compared to 2004 were increased occupancy resulting in increased housekeeping labor and other rooms related expenses and reductions in the hours of operation of the food and beverage operations resulting in reduced labor costs and fewer food and beverage operating expenses due to decreased food and beverage meals served in the restaurant and lounge which expenses are directly affected by meals served.
Recent Accounting Pronouncements
     In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 – “Inventory Costs”, SFAS No. 152 – “Accounting for Real Estate Time Sharing Transactions”, SFAS No. 153 – “Exchange of Nonmonetary Assets” and SFAS No. 154 – “Accounting Changes and Error Corrections.” Adoption of these SFAS’s in calendar 2005 will not have any impact on the Company’s financial condition, results of operations or cash flows.

Liquidity and Capital Resources
     The Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.
     During the six months ended June 30, 2005, the Registrant provided $222,774 in net cash flow for operating activities. Reductions in long-term debt totaled $77,587 and impound escrow accounts decreased $75,163 during the first six months of 2005.
     Acquisition of property and equipment during the six months ended June 30, 2005 totaled $51,898. It is estimated that approximately $65,000 more will be expended in the remainder of calendar 2005 for ongoing renovations of existing assets.
     There were no distributions accrued in the fourth quarter of 2004. No distributions were declared for the first or second quarter of 2005.
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

PART II – OTHER INFORMATION
Item 5. Other Information
     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
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

Dated: August 9, 2005