Form 10QSB
period 2005-09-30
CASA MUNRAS HOTEL PARTNERS L P
filed 2005-11-14
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Transitional Small Business Disclosure Format:       Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and should be read in connection therewith. The results of operations for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$175,734	$14,385
Accounts receivable	179,648	84,082
Food and beverage inventories	18,570	20,378
Prepaid expenses	70,741	28,559

Total current assets	444,693	147,404

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	6,430,119	6,406,728
Hotel furnishings and equipment	1,371,413	1,342,732
Restaurant furnishings and equipment	119,147	115,593
Less accumulated depreciation	(5,194,601)	(5,018,201)

	2,726,078	2,846,852
Land	700,000	700,000

Land, property and equipment — net	3,426,078	3,546,852

OTHER ASSETS:
Liquor license	40,000	40,000
Loan commitment fees — net	64,482	82,059
Escrow impound accounts	319,470	295,203

Total other assets	423,952	417,262

TOTAL	$4,294,723	$4,111,518

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable — trade	$86,361	$87,922
Accounts payable — related parties	46,661	188,308
Accounts payable — incentive management fees	208,690	91,663
Accrued salaries and wages	38,954	20,842
Accrued room tax	36,543	31,414
Accrued other	64,872	4,222
Current portion of long-term debt	167,584	158,210

Total current liabilities	649,665	582,581

LONG-TERM DEBT	5,935,913	6,062,798

Total liabilities	6,585,578	6,645,379

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)	(236,415)	(238,845)
Limited Partners (4,455 units issued and outstanding)	(2,054,440)	(2,295,016)

Total partners’ deficit	(2,290,855)	(2,533,861)

TOTAL	$4,294,723	$4,111,518

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES:
Room	$1,456,533	$1,228,761	$2,911,458	$2,598,873
Food and beverage	168,503	164,514	441,558	454,330
Lease	28,504	28,079	85,205	84,329
Telephone	3,974	4,901	10,152	13,168
Other	4,474	10,026	15,929	19,771

Total	1,661,988	1,436,281	3,464,302	3,170,471

OPERATING EXPENSES:
Rooms	357,528	326,953	904,588	795,655
Food and beverage	127,760	134,843	369,735	411,344
Interest	118,006	120,955	356,279	364,961
Administrative and general	122,080	115,347	307,115	322,531
Marketing	79,941	78,062	245,656	250,107
Depreciation and amortization	64,659	59,859	193,977	187,092
Repairs and maintenance	69,691	71,186	211,456	202,964
Energy cost	56,492	44,439	158,193	135,584
Management fees	154,122	123,641	254,770	218,199
Insurance	23,845	27,012	72,689	78,217
Partnership admin. and professional fees	13,012	6,469	77,389	60,438
Property taxes	22,285	22,593	61,596	62,219
Telephone	2,726	2,197	7,853	7,993

Total (including reimbursed costs and payments for services to related parties of $277,760 and $232,033 and $782,568 and $700,401 for the three and nine months ended September 30, 2005 and 2004, respectively)	1,212,147	1,133,556	3,221,296	3,097,304

NET INCOME	$449,841	$302,725	$243,006	$73,167

Continued

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

ALLOCATION OF NET INCOME:
General Partner (45 units outstanding)	$4,498	$3,027	$2,430	$732
Limited Partners (4,455 units outstanding)	445,343	299,698	240,576	72,435

Total	$449,841	$302,725	$243,006	$73,167

DISTRIBUTIONS TO PARTNERS	$—	$—	$—	$—

PER UNIT INFORMATION:
(based upon 4,500 total units outstanding):
Net income	$99.96	$67.27	$54.00	$16.26

Distributions	$—	$—	$—	$—

Concluded

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

OPERATING ACTIVITIES:
Net income	$243,006	$73,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	193,977	187,092
Change in assets and liabilities:
Accounts receivable	(95,566)	(164,514)
Food and beverage inventories	1,808	(1,420)
Prepaid expenses	(42,182)	(19,434)
Accounts payable and accrued expenses	57,710	203,773

Net cash provided by operating activities	358,753	278,664

INVESTING ACTIVITIES:
Acquisition of property and equipment	(55,626)	(110,916)
Impound escrow accounts	(24,267)	(49,229)

Net cash used in investing activities	(79,893)	(160,145)

FINANCING ACTIVITIES:
Payment of long-term debt	(117,511)	(108,830)

NET INCREASE IN CASH	161,349	9,689

CASH AT BEGINNING OF PERIOD	14,385	38,611

CASH AT END OF PERIOD	$175,734	$48,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$356,279	$364,961

Cash paid during the period for taxes	$1,600	$1,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
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
     These forward-looking statements include statements with respect to the Partnership’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Partnership’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Partnership’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economy in which the Partnership conducts its operations;

•	The ability of the Partnership to complete a sale of the Partnership’s hotel as proposed;

•	The timely development of and acceptance of new services of the Partnership and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	The willingness of users to substitute competitors’ services for the Partnership’s services;

•	The impact of changes in laws and regulations (including laws concerning taxes and securities);

•	Technology changes;

•	Changes in consumer spending and saving habits;

•	Our ability to pay down our debt;

•	Our ability to hire and retain qualified personnel; and

•	The success of the Partnership at managing the risks involved in the foregoing.
     The foregoing list of important factors is not exclusive. Additional discussion of factors affecting the Partnership’s business is contained in the Partnership’s periodic filings with the Securities and Exchange Commission. The Partnership does not undertake and expressly disclaims any intent or obligation, to update any forward-looking statements, whether written or oral that may be made from time to time by or on behalf of the Partnership.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
     For the three and nine months ended September 30, 2005 as compared to the same period of the prior year, occupancy rates at the Registrant’s hotel were 76% and 57% versus 65% and 51% and average room rates were $124.82 and $112.77 versus $124.46 and $111.29, resulting in an increase in room revenue totaling $227,772 and $312,585 for the three and nine months ended September 30, 2005 as compared to the comparable period in 2004. Food and beverage revenues increased (decreased) $3,989 and $(12,772) for the three and nine months ended September 30, 2005 as compared to 2004.
     The increase in occupancy percentages for 2005 as compared to 2004 is the result of increased tour business in 2005 as compared to 2004 and marketing efforts, in particular the impact of regional promotional mailings.
     Food and beverage revenues are primarily influenced by the number of hotel guests. Management of the hotel facility, effective June 2004, has reduced the hours of operations of the restaurant and lounge located at the hotel. The adjustments were made as guests of the hotel have increasingly been using the large number of restaurant and lounge facilities available to guests in the Monterey Bay area, whose primary business is food and beverage operations. The reduced hours of operations have resulted in decreased revenues for the first six months ended June 30, 2005 as compared to 2004, but have had positive impact on food and beverage department profitability due to reduced operating costs.
     Operating expenses totaled $1,212,147 and $3,221,296 and $1,133,556 and $3,097,304 for the three and nine months ended September 30, 2005 and 2004, respectively. The principal reasons for the increase in operating expenses in 2005 as compared to 2004 were increased occupancy resulting in increased housekeeping labor and other rooms related expenses, higher energy costs due to increased rates and increased management fees due to increased revenue and profitability partially offset by a decrease in food and beverage expense due to reductions in the hours of operation of the food and beverage operations resulting in reduced labor costs and fewer food and beverage operating expenses due to decreased food and beverage meals served in the restaurant and lounge which expenses are directly affected by meals served.
Recent Accounting Pronouncements
     In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 — “Inventory Costs”, SFAS No. 152 — “Accounting for Real Estate Time Sharing Transactions”, SFAS No. 153 — “Exchange of Nonmonetary Assets” and SFAS No. 154 — “Accounting Changes and Error Corrections.” Adoption of these SFAS’s in calendar 2005 will not have any impact on the Company’s financial condition, results of operations or cash flows.

Liquidity and Capital Resources
     The Registrant has announced its intention to sell its principal asset, the Casa Munras Garden Hotel (the “Hotel”). The Registrant solicited the consent of its Limited Partners of record as of October 1, 2005 holding a majority in interest of the Partnership’s Units of Limited Partnership to the following proposals:
(i)	to approve the sale by the Partnership (the “Sale”) of the Hotel, to a newly formed affiliate (the “Primary Buyer”) of Larkspur Hotels, LLC, at a purchase price of $13.9 million (less certain adjustments) pursuant to a Purchase Agreement dated as of August 11, 2005 among the Partnership and certain of its affiliates and the Primary Buyer (the “Purchase Agreement”);

(ii)	in the event the Purchase Agreement with the Primary Buyer is terminated for any reason prior to the consummation of the Sale, to approve the Sale of the Hotel instead to Lotus Hospitality, Inc. (“Lotus” or the “Backup Buyer”) as the backup purchaser pursuant to a Conditional Agreement for the Purchase and Sale of Real Estate (the “Conditional Agreement”) dated as of August 15, 2005, at the same price and upon substantially the same terms as those contained in the Purchase Agreement as if Lotus were the Primary Buyer thereunder (except that certain time periods would differ and certain other conforming and minor changes would be made); and

(iii)	upon completion of the Sale to either the Primary Buyer or the Backup Buyer, the liquidation, dissolution and termination of the Partnership and distribution of the Partnership’s assets in accordance with the terms of the Partnership’s Certificate and Agreement of Limited Partnership currently in effect.
     The Limited Partners approved the solicitation as a unified proposal (the “Proposal”). The General Partner expects that the proposed Sale will be completed in November 2005. Upon completion of the Sale of the Hotel, the General Partner intends to proceed to complete the liquidation, dissolution and termination of the Partnership. The Sale is subject to certain conditions, however, so no assurance can be given if or when the Sale will occur. The Sale of the Hotel would result in a change of accounting by the Registrant to the liquidation basis of accounting. Proceeds from the Sale would be used to defease the existing loan on the Property, to pay the costs of the transaction and then for distribution to the Partners.
     Aside from the proposed Sale of the Hotel, the Registrant’s primary source of cash is revenues from the operation and leasing of the hotel facility. The Registrant’s primary uses of cash are to fund hotel operating expenses, payments on the first mortgage, renovations and to pay distributions to Partners.
     During the nine months ended September 30, 2005, the Registrant provided $358,753 in net cash flow for operating activities. Reductions in long-term debt totaled $117,511 and impound escrow accounts increased $24,267 during the first nine months of 2005.
     Acquisition of property and equipment during the nine months ended September 30, 2005 totaled $55,626. It is estimated that minor, if any, amounts of capital will be expended in the remainder of calendar 2005 for ongoing renovations of existing assets due to the pending possible Sale of the property.
     There were no distributions accrued in the fourth quarter of 2004. No distributions were declared for the first, second, or third quarter of 2005.
     Management is of the opinion that the Partnership’s cash requirements for the balance of 2005 will be met by cash flow generated from operations. Additionally, while the General Partner has no obligation to fund any cash flow deficiencies of the Partnership, as described in Note 1 of the Notes to Financial Statements, the General Partner, via cash advances or via advances from Westland, has agreed to provide continuing support to the Partnership for the twelve month period ending December 31, 2005 should cash flow from operations not be sufficient to meet the Partnership’s obligations.
     The General Partner intends, to the extent cash from operations is available and such distributions are permitted under the First Mortgage, to restore the program of paying cash distributions to the Partners at amounts approximating the Registrant’s net income, should the Proposal not be consummated.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On November 3, 2005, Casa Munras Hotel, LLC, an affiliate of Larkspur Hotels, LLC, filed a complaint in the Superior Court of the State of California for the County of Monterey alleging breach of contract in connection with a purchase agreement for the sale of the Partnership’s principal asset, the Casa Munras Garden Hotel (the “Hotel”), to the plaintiff. The complaint seeks specific performance of the sale of the Hotel to the plaintiff and includes a lis pendens, as well as unspecified damages. The Partnership believes the plaintiff’s claims are without merit, but, to avoid a costly litigation, the Partnership and the plaintiff have negotiated a resolution of the litigation. The Partnership and the Hotel have negotiated an amendment to the purchase agreement that clarifies the closing date timing and procedures and provides that the plaintiff will deposit the balance of the purchase price for the Hotel into escrow prior to the Partnership committing to the defeasance of the existing loan on the Hotel and the related expenditure of fees. The Partnership has also agreed not to accept additional proposals for competing transactions for the sale of the Hotel. As part of the agreement, the plaintiff has deposited into the escrow for the sale of the Hotel a request for dismissal of the action with prejudice, together with irrevocable instructions to file the request for dismissal of the lawsuit concurrently with the closing of the sale of the Hotel to plaintiff. The plaintiff has also executed a release of its claims. If the sale of the Hotel fails to close, however, the request for dismissal will not be filed and the release will be null and void. In that event, the Partnership would defend the suit vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
     (c) A definitive Consent Solicitation Statement as filed with the Securities and Exchange Commission on October 11, 2005 was circulated to the Partnership’s Limited Partners of record as of October 1, 2005 soliciting the consent of Limited Partners holding a majority in interest of the Partnership’s Units of Limited Partnership (“Units”) to the Sale of the Hotel and subsequent liquidation, dissolution and termination of the Partnership. The proposals, which were voted upon as part of a unified proposal, are as follows:
(i)	to approve the sale by the Partnership (the “Sale”) of the Hotel, to a newly formed affiliate (the “Primary Buyer”) of Larkspur Hotels, LLC, at a purchase price of $13.9 million (less certain adjustments) pursuant to a Purchase Agreement dated as of August 11, 2005 among the Partnership and certain of its affiliates and the Primary Buyer (the “Purchase Agreement”);

(ii)	in the event the Purchase Agreement with the Primary Buyer is terminated for any reason prior to the consummation of the Sale, to approve the Sale of the Hotel instead to Lotus Hospitality, Inc. (“Lotus” or the “Backup Buyer”) as the backup purchaser pursuant to a Conditional Agreement for the Purchase and Sale of Real Estate (the “Conditional Agreement”) dated as of August 15, 2005, at the same price and upon substantially the same terms as those contained in the Purchase Agreement as if Lotus were the Primary Buyer thereunder (except that certain time periods would differ and certain other conforming and minor changes would be made); and

(iii)	upon completion of the Sale to either the Primary Buyer or the Backup Buyer, the liquidation, dissolution and termination of the Partnership and distribution of the Partnership’s assets in accordance with the terms of the Partnership’s Certificate and Agreement of Limited Partnership currently in effect.
The vote in favor of the proposal exceeded majority in interest of the Units, or 2,228 Units of a total of 4,455 Units.
Item 5. Other Information
     The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Item 6. Exhibits
          (a) Exhibits:
2.1 Purchase Agreement dated August 11, 2005 among Registrant, Casa Munras GP, LLC, John F. Rothman, Maxine Young and Casa Munras Hotel, LLC.1
2.2 First Amendment dated November 8, 2005 to Purchase Agreement dated August 11, 2005 among Registrant, Casa Munras

[1]	Attached as Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2005 and hereby incorporated by reference herein. Schedules will be provided upon request of the Commission.

GP, LLC, John F. Rothman, Maxine Young and Casa Munras Hotel, LLC
2.3 Conditional Agreement dated August 15, 2005 for the Purchase and Sale of Real Property between Registrant and Lotus Hospitality, Inc.2
10.1 Please refer to Exhibit 2.1 hereunder.
10.2 Please refer to Exhibit 2.2 hereunder.
10.3 Please refer to Exhibit 2.3 hereunder.
31 Certification pursuant to Rule 13a-14(a)
32 Certification pursuant to Rule 13a-14(b)

[2]	Attached as Exhibit 99.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2005 and hereby incorporated by reference herein.

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P. CASA MUNRAS GP, LLC General Partner
By:	/s/ JOHN F. ROTHMAN
John F. Rothman, Managing Member

Dated: November 11, 2005