Form 10KSB
period 2005-12-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2006-03-30
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
(Title of Class)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State issuer’s revenues for its most recent fiscal year: $13,718,145
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ________
The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer’s limited partnership units and the securities have only limited transfer rights. The General Partner has estimated the liquidation value of each Limited Partnership unit at approximately $1,059.

PART I.
Item 1. Description of Business.
          Casa Munras Hotel Partners, L.P. (the “Registrant”), a California limited partnership, was organized on March 31, 1978, following the completion of a public offering of 4,455 limited partnership units (the “Units”) at a public offering price of $1,000 per Unit and a capital contribution to the Registrant of an aggregate of $45,000 by John F. Rothman and Ronald A. Young (the “Initial General Partners”). On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”), upon approval by the Limited Partners. The General Partner is equally owned by the Initial General Partners, or their successors in interest. The change in the General Partner resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see “Borrowings” described below). On January 4, 2004, Ronald A. Young, one of the Initial General Partners, passed away. As a result, effective January 20, 2004, Maxine Young, pursuant to her California community property interest, and the Estate of Ronald A. Young, Maxine Young, Special Administrator, became the co-owners of Ronald A. Young’s 50% membership interest in the General Partner (see “Item 12, Certain Relationships and Related Transactions” described below). The owners of the Units are hereinafter referred to as the “Limited Partners,” and the Limited Partners and the General Partner collectively are hereinafter referred to as the “Partners”. The Registrant’s principal executive offices are located at 8885 Rio San Diego Drive, Suite 220, San Diego, California 92108. Its telephone number is (619) 297-4040.
          The Registrant owned a hotel that contains restaurant, bar, and banquet facilities and several leased retail stores in Monterey, California, known as the Casa Munras Garden Hotel. For additional information about this property, see Item 2 of this Report. Unless the context indicates otherwise, references herein to the “Hotel” are to the entire hotel, restaurant, bar, banquet and retail complex. The Registrant acquired and began operating the Hotel on May 1, 1978. On November 18, 2005 the Registrant sold the Hotel and is in the process of liquidating.
          The General Partner believed that the operations of the lodging, restaurant and bar, banquet and retail facilities of the Hotel were interdependent and therefore did not constitute separate business segments. Comparisons of percentages of total revenue in 2005 to 2004 are not meaningful due to the gain on sale of assets totaling $9,670,234 recorded in 2005.
          The business of the Registrant was to hold the Hotel (and any additional hotels, if any had been acquired) for long-term investment. The principal objectives of the Registrant were to generate cash flow for periodic distributions to its Partners and to realize capital growth and appreciation in the underlying value of the Registrant’s assets. Consistent with those objectives, on November 18, 2005, the Registrant sold its principal asset, the Hotel, and is in the process of liquidation.

          Until the sale of the Hotel, Westland Hotel Corporation (“Westland”) managed the operations of the Hotel pursuant to a management contract (“Contract”) with the Registrant. The contract was terminated by agreement of the parties upon the sale of the Hotel. For additional information concerning Westland and the relationship of the General Partner to Westland, see Item 9 and Item 12 of this report.
          Under the Contract, Westland had the exclusive right and obligation to manage all operations of the Hotel (including the Hotel’s restaurant, bar and banquet facilities unless they were leased by the Registrant to another operator), to handle all collections and disbursements of funds and to maintain the books and records of the Hotel. Westland was responsible for, among other things, making all necessary repairs to the Hotel (at the Registrant’s expense), billing and providing credit services to customers and guests of the Hotel, obtaining insurance for the Hotel and administering Hotel working capital and operating funds. The Registrant was required to make available sufficient working capital to permit Westland to operate the Hotel, pay all expenses when due and purchase supplies and inventory. For information with respect to the amounts payable to Westland pursuant to the Contract, see Item 12 of this Report.
          Westland also was responsible for hiring, training and supervising the staff of the hotel portion of the Hotel. From January 1, 1993 until the sale of the Hotel, the services of a general manager and a restaurant manager were provided to the Registrant by Westland. Costs of these employees were paid by Westland and reimbursed by the Registrant to Westland. All other employees of the Hotel were employees of the Registrant and not Westland. Upon the sale of the Hotel, some of the Registrant’s former employees became employees of the Buyer and the remaining employees were terminated.
          Inasmuch as one of the Initial General Partners controlled Westland at the time the Contract was entered into, the compensation paid to Westland and the other terms and conditions of such agreement could not be deemed to have been negotiated or established at arm’s length, and the relationship between the Initial General Partners and Westland was not at arm’s length and may have resulted in certain conflicts of interest. However, the Partnership believed that the consideration paid to Westland was on no more favorable terms than that which would have been required to be paid to unaffiliated third parties for comparable services.

          The following table summarizes room sales, food and beverage sales, total revenues, hotel occupancy and average room rates at the Hotel for calendar quarters of the years ended December 31, 2005 (until the Hotel was sold on November 18, 2005), 2004 and 2003:

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total
Room Sales
2005	$555,756	$899,169	$1,456,533	$465,509	$3,376,967
2004	474,685	895,427	1,228,761	614,768	3,213,641
2003	567,025	771,753	1,222,911	542,861	3,104,550
Food & Beverage Sales
2005	$117,625	$155,430	$168,503	$82,398	$523,956
2004	119,329	170,487	164,514	152,078	606,408
2003	148,847	168,228	190,444	134,400	641,919
Total Revenues
2005	$707,664	$1,094,650	$1,661,988	$10,253,843	$13,718,145
2004	632,745	1,101,445	1,436,281	798,370	3,968,841
2003	752,400	974,408	1,452,031	713,748	3,892,587
Hotel Occupancy
2005	39%	55%	76%	56%	57%
2004	32%	57%	65%	41%	49%
2003	40%	48%	68%	40%	49%
Average Room Rate
2005	$96.13	$107.43	$124.82	$104.99	$111.63
2004	96.89	104.33	124.46	99.36	108.80
2003	95.98	106.73	117.96	89.58	105.01

          The Hotel operated 24 hours a day every day of the year. Since the sale of the Hotel, the Registrant no longer has any employees. Immediately prior to the sale of the Hotel, the Registrant employed approximately 34 full-time employees and approximately 23 part-time employees, none of whom were covered by a collective bargaining agreement. Employees were entitled to paid vacations, participation in health and life insurance programs, and other fringe benefits comparable to those generally available to hotel employees in the area. The General Partner believes that employee relations were satisfactory. As noted above, upon the sale of the Hotel in November 2005, some of the Registrant’s former employees became employees of the Buyer and the remaining employees were terminated.
          The Hotel was subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies and to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. The Hotel also was subject to Federal and California environmental regulations. Compliance with these regulations did not have a material impact on the Registrant’s business.
Competition and Seasonality
          The Hotel faced competition on the Monterey Peninsula from approximately 50 hotels with approximately 4,000 rooms of varying quality and size operated by individuals and corporations, some with greater financial resources than the Registrant or with more experience than the General Partner or Westland. The impact of this competition on the operations of the Hotel was difficult to evaluate, but competition is based on price, service, amenities and location. However, the General Partner believed that the 2005 occupancy levels of the Hotel during the Registrant’s ownership were comparable to other similar hotels and motels on the Monterey Peninsula.
          The hotel and motel industry on the Monterey Peninsula historically has been seasonal and tourist-oriented. However, with the development of major hotel facilities which can accommodate large numbers of guests and provide meeting and banquet facilities for conventions and groups, the construction of the Monterey Conference Center, and extensive year-round promotional efforts by local business associations, the hotel market has changed and is no longer strictly seasonal. The summer months produced the highest occupancy and average room rates at the Hotel, but substantial levels of business activity were being generated in the fall, part of the winter and the spring.
          The General Partner believes that the Las Vegas hotel market was the principal competition for the Monterey leisure market.
Borrowings
          The Hotel was initially purchased in an all-cash transaction in 1976. On June 12, 1998, the Registrant obtained a First Mortgage on the Hotel in the amount of $7,000,000. The

First Mortgage required monthly principal and interest payments of $52,643, with interest fixed at 7.7% per annum (the “Initial Interest Rate”) until July 1, 2008, when the First Mortgage was scheduled to mature. Monthly impound payments were required under the First Mortgage for property taxes, insurance, replacements and for any incentive management fees due Westland under the Contract. For information concerning Westland and the Contract, see Items 9 and 12 of this report. The Registrant made arrangements with the First Mortgage holder to defease the loan upon the sale of the Hotel (the “Defeasance”). In addition to the payment of the then outstanding loan balance totaling $6,090,017, the Defeasance required the Registrant to expend $605,420 in costs to meet the requirements of the First Mortgage until the scheduled maturity. These amounts were paid in connection with the sale of the Hotel on November 18, 2005.
Item 2. Description of Property.
          The Hotel is located at the southwest corner of Munras and Fremont Streets in Monterey, California, on an irregularly shaped parcel of land (the “Site”) of approximately 3.5 acres. Fremont is the principal east-west business thoroughfare into downtown Monterey from U.S. Highway 1. Highway 1 is approximately one and one-half miles east of the Hotel and provided access between San Francisco and Los Angeles. Munras Street is a principal north-south street from the downtown area, providing access from Highway 1 to the communities of Pebble Beach and Carmel. The Site is within walking distance of the downtown area, and is located approximately six blocks from the Monterey Conference Center. Fisherman’s Wharf and Cannery Row are within a few minutes driving time of the Hotel. The Site is serviced by all public utilities, including sewer, electricity, gas and water.
          While portions of the main Hotel building are more than 150 years old, most of the guest rooms were constructed and placed in operation 30 to 35 years ago. The Initial General Partners sought and obtained approval of the limited partners for construction by the Partnership of 14 additional guest rooms on a small-undeveloped portion of the Hotel property. Construction of the additional rooms was completed in June 1998. There were 166 guest rooms located in 11 one- and two-story buildings, most of which are oriented toward a central courtyard, garden area and swimming pool. In addition, there is a main building containing the lobby area, the restaurant, bar and banquet facility, several offices and meeting rooms capable of accommodating groups from 10 to 200. Located on the perimeter of the Site on Fremont and Munras are a number of business offices and retail commercial spaces, all of which were leased to tenants. There is adequate on and off-street parking to serve the Hotel, with access from Fremont Street along Munras Avenue.
          The Hotel is of historic Monterey or Spanish-type architectural design, and the buildings are wood frame and stucco, concrete or concrete block construction with wood shake or tile roofs. The guest rooms accommodate one to four occupants and contain closet space, dressing area and bathroom, as well as sleeping areas and informal sitting space. All guest rooms, restaurant facilities and public areas are fully decorated and completely furnished and equipped. There is no air conditioning in the Hotel. The entire Site around the building areas is paved for parking and the grounds are well landscaped and fully lighted.

          Prior to the sale of the Hotel, the Partnership maintained property and liability insurance coverage for the Hotel facility which it believed was adequate. The Partnership did not obtained earthquake insurance coverage due to the cost of the premiums.
Item 3. Legal Proceedings.
          The Registrant is not a party to any pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
          Please refer to Item 4 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission, which is incorporated herein by this reference.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters.
          The approximate number of holders of the Units (the Registrant’s only class of equity securities) as of March 1, 2006, was 453. No public trading market exists for the Units.
          No cash distributions were paid to the Registrant’s Partners during calendar 2004 and 2005 or through March 1, 2006.
Item 6. Management’s Discussion and Analysis or Plan of Operation.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$13,718,145	$3,968,841	$3,892,587	$3,923,580	$4,148,229
Net Income(Loss)	$8,969,893	$(104,370)	$(305,885)	$(283,676)	$(133,760)
Income(Loss) Per Unit	$1,621.68	$(23.19)	$(67.97)	$(63.04)	$(29.72)
Distributions Declared Per Unit	$—	$—	$—	$30.00	$60.00
Total Assets at December 31,	$6,952,876	$4,111,518	$4,213,882	$4,720,679	$5,292,243
Long-Term Obligations at December 31, (including current portion)	$—	$6,221,008	$6,367,529	$6,603,225	$6,628,895
(A) The 2005 per unit calculation excludes the specially allocated share of net sale proceeds totaling $1,672,214 paid to the General Partners.

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
          Because the Partnership has sold the Hotel and is in the process of liquidating its business, many of the operational uncertainties related to the Partnership’s financial performance no longer exist. However, there are factors that could affect the timing and cost of liquidation of the Partnership’s business and, therefore, the estimated cash distributions to the Partners. The following factors, among others, could cause the Partnership’s plan of liquidation and proposed cash distributions to the Partners to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:
•	The ability of the Partnership to engage professionals to perform the accounting, legal and administrative functions required to effect a liquidation of the Partnership;

•	The cost to the Partnership of professionals and support personnel required to complete the accounting, legal and administrative functions required to effect a liquidation of the Partnership;

•	The time required to effect a liquidation of the Partnership;

•	The impact of changes in laws and regulations (including laws concerning taxes and securities); and

•	The success of the Partnership at managing the risks involved in the foregoing.
          The foregoing list of important factors is not exclusive. The Partnership does not undertake and expressly disclaims any intent or obligation, to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Partnership.
Year ended December 31, 2005 as compared to year ended December 31, 2004
          The Registrant completed the dale of the Hotel, its primary asset, to Casa Munras Hotel, LLC, a Delaware limited liability company (the “Buyer”) affiliated with Larkspur Hotels, LLC on November 18, 2005. The Hotel was sold for total consideration of $13,900,000 (less certain adjustments) pursuant to a Purchase Agreement with the Buyer dated August 11, 2005, as amended (the “Purchase Agreement”).
          Under the Purchase Agreement, the sales price of the Hotel was subject to certain adjustments and prorations at closing and potential post-closing adjustments. In addition, the Partnership used $605,420 of fees and expenses and $6,090,017 of principal to defease the existing loan on the Hotel. After payment of the loan defeasance, the prorations and adjustments the Partnership received $6,689,256 prior to the payment of costs of the transaction, including accounting and legal fees and expenses. As part of the closing, the management contract with Westland Hotel Corp. for the management and operation of the Hotel was terminated, and a lawsuit filed by the Buyer in the Superior Court of the State of California for the County of Monterey on November 3, 2005, which alleged a breach of contract in connection with the Purchase Agreement (as discussed in the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005), was dismissed with prejudice.
          The Initial General Partners are entitled to a special allocation of net sale proceeds and a special distribution totaling $1,672,314 as a result of the sale of the Hotel, as defined in the Partnership Agreement.
          The Conditional Agreement for the Purchase and Sale of Real Estate dated August 15, 2005, pursuant to which Lotus Hospitality, Inc. made a “backup offer” for the purchase of the Property (as discussed in the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005), terminated contemporaneously with the sale of the Property to the Buyer.
          The Registrant recorded a gain on sale of assets totaling $9,670,234 upon completion of the sale of the Hotel. In addition, the Registrant recorded $605,420 of loan defeasance costs.

          The General Partner of the Partnership will proceed to liquidate, dissolve and terminate the Partnership and distribute the Partnership’s assets to the Partners of the Partnership in accordance with the terms of the Partnership’s Certificate and Agreement of Limited Partnership as currently in effect. The General Partner anticipates that the winding up and liquidation of the Partnership’s business will be completed in the first half of 2006.
          The Registrant has recorded $125,000 of accrued estimated costs during the period of liquidation.
          The above description of the terms of the Partnership and Purchase Agreements do not purport to be complete and is qualified in its entirety by reference to the Partnership and Purchase Agreements and amendments thereto, which are included as Exhibits hereto.
          Occupancy at the Hotel totaled 57% and 49% from January 1 to November 17, 2005 and for the calendar year ended December 31, 2004, respectively. The average room rate at the Hotel increased to $111.63 in 2005 as compared to $108.80 in 2004.
          Due to the sale of the Hotel, annual comparisons of revenue and expense are not meaningful.
Year ended December 31, 2004 as compared to year ended December 31, 2003
          Occupancy at the Hotel totaled 49% for calendars 2004 and 2003. The average room rate at the Hotel increased to $108.80 in 2004 as compared to $105.01 in 2003.
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
          In 2004, food and beverage revenues decreased $35,511 or 5.5% to $606,408 over 2003 comparable revenue. Management of the hotel facility, effective June 2004, had reduced the hours of operations of the restaurant and lounge located at the hotel. The adjustments were made as guests of the hotel had increasingly been using the large number of restaurant and lounge facilities available to guests in the Monterey Bay area, whose primary business is food and beverage operations. The reduced hours of operations resulted in decreased revenues, but had positive impact on food and beverage department profitability due to reduced operating costs.
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
Recent Accounting Pronouncements
          In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 — “Inventory Costs”, SFAS No. 152 — “Accounting for Real Estate Time Sharing Transactions”, SFAS No. 153 — “Exchange of Nonmonetary Assets”, and SFAS No. 154 — “Accounting Changes and Error Corrections”. Adoption of these SFAS’s in calendar 2005 did not have any impact on the Company’s financial condition, results of operations or cash flows.
          For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Financial Statements.
Liquidity and Capital Resources
          In October 2005, the Limited and General Partners of the Registrant have approved a plan of liquidation, as provided in the Partnership Agreement. It is expected that each Limited Partner will receive liquidating distributions totaling approximately $1,058 per $1,000 unit in two installments by June 30, 2006. In addition, it is expected the General Partner, Maxine Young and the Estate of Ronald A. Young will receive a distribution totaling $1,672,314 or 25% of the net sale proceeds, as provided in the allocation provisions in the Partnership Agreement.
          Prior to the sale of the Hotel, the Registrant’s primary source of cash was from the operation and leasing of the Hotel. During 2005, the Registrant had $494,103 of net cash used in its operating activities.
          The Partnership had obtained a First Mortgage payable for $7,000,000 at 7.7% interest, secured by the Hotel, with a ten-year term. Until the sale of the Hotel, monthly principal and interest payments totaling $52,643 were due monthly. The terms and conditions of the loan also required that certain amounts be deposited monthly and held in escrow for property taxes, insurance, repairs and possible incentive management fees due Westland under the Contract. For additional information with respect to the First Mortgage, see the section of Item 1 of this Report captioned “Borrowings”. The First Mortgage was defeased and the impound escrow accounts were refunded upon the sale of the Hotel.
          Capital expenditures, totaled $55,625 in 2005.
          There were no distributions paid to Partners in calendars 2005 or 2004.

          During the years ended December 31, 2005 and 2004, the Partnership incurred net income of $8,969,893 (including a gain on sale of assets totaling $9,670,234 reduced by loan defeasance costs totaling $605,420 and a $125,000 reserve for liquidation costs during the period of liquidation) and net losses of $104,370, respectively, and as of December 31, 2005 and 2004.
          The General Partner intends to proceed with the liquidation of the Partnership in 2006 and to distribute remaining cash to the Partners.
Item 7. Financial Statements.
          The following are included in this Report in response to this Item immediately subsequent to the signature page:
          Independent Auditor’s Report.
          Balance Sheets at December 31, 2005 and 2004.
          Statements of Operations for the years ended December 31, 2005 and 2004.
          Statements of Changes in Partners’ Deficit for the years ended December 31, 2005 and 2004.
          Statements of Cash Flows for the years ended December 31, 2005 and 2004.
          Notes to Financial Statements for the years ended December 31, 2005 and 2004.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 8A. Controls and Procedures.
     (a) Disclosure Controls and Procedures
          During the 90-day period prior to the filing date of this report, the Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
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
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          The Registrant has no directors or executive officers. The General Partner of the Registrant is Casa Munras GP, LLC, a California limited liability company. During 2003, the General Partner of the Registrant was equally owned and operated by John F. Rothman and Ronald A. Young, its Managing Members. On January 4, 2004, Mr. Young died. Mr. Rothman will continue to act as Managing Member of the General Partner, and, on January 20, 2004, Mr. Young’s 50% membership interest in the General Partner was assumed by Maxine Young, Mr. Young’s widow, and the Estate of Ronald A. Young, Maxine Young, Special Administrator. Since January 2004, Mrs. Young has operated the General Partner with Mr. Rothman.
          On January 21, 2004, Mrs. Young became the president and chief executive officer of Westland Hotel Corporation, which manages the Casa Munras Garden Hotel owned by the Partnership and other hotel properties. From 1992 until his death, Mr. Young held these positions and was also the sole shareholder of Westland. The Westland shares are now held by Mrs. Young and the Estate of Ronald A. Young, Maxine Young, Special Administrator. Since January 2004, Mrs. Young has operated Westland’s business.
          Mrs. Young, age 65, has been an interior designer, primarily in the hospitality business, since 1959. She has also been a co-investor with Mr. Young in the Registrant since 1984.
          Since March 1990, Mr. Rothman, age 71, has been an independent investor and business consultant, primarily in the real estate and hotel industries, and currently acts as a consultant to Westland. Since April 2003, Mr. Rothman has been the sole shareholder of Royal Hotel Corporation and The Northstar Group, both of which companies have been involved in the operation of a hotel/casino located in Las Vegas, Nevada.
          In 2003, Mr. Rothman and the estate of Ronald A. Young each inadvertently failed to file a Form 4 to report the acquisition of 4 units of limited partnership each. Those transactions should properly have been reported as delinquent transactions on a Form 5, which was also not filed. In addition, Mr. Young died in January 2004. While units of limited partnership remain in Mr. Young’s estate, shortly following his death, his wife, Maxine Young, was confirmed as Special Administrator of Mr. Young’s estate. Due to her community property interest and as Special Administrator and a beneficiary of Mr. Young’s estate, the beneficial interest of Mr. Young’s units vested in Mrs. Young. While that information was disclosed in filings with the SEC, it was not properly reported on Form 4 in 2004.
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
     (b) Security ownership of management.

		Number of Units and
		Nature of Beneficial
		Ownership as of
	Name of	Close of Business on
Title of Class	Beneficial Owner	March 1, 2006	Percent of Class

Limited Partnership Units	Maxine Young	754 Units (1)	16.925%
Limited Partnership Units	John F. Rothman	738 Units (2)	16.566%

(1)	Includes 749 units owned indirectly through the Estate of Ronald A. Young and 5 units owned directly by Maxine Young.

(2)	Includes 694 units owned indirectly by the 2004 Rothman Family Trust and 44 units owned by immediate Rothman family members.
          In addition, the General Partner owns a 1% interest in the equity, profits and losses of the Registrant by virtue of the $45,000 capital contribution to the Registrant by the Initial General Partners upon the Registrant’s formation.
Item 12. Certain Relationships and Related Transactions.
          As described in Item 9, all of the outstanding stock of Westland was owned by Mr. Young until his death. Effective January 20, 2004, Maxine Young, pursuant to her California community property interest, and the Estate of Ronald A. Young, Maxine Young, Special Administrator, became the co-owners of all of the outstanding stock of Westland. Mr. Rothman is a consultant to Westland. Westland and Mr. Rothman have agreed that a portion of Westland’s net income (based upon a predetermined formula) will be paid to Mr. Rothman for his consulting services.

          Pursuant to the Contract, Westland was entitled to receive from the Registrant for Westland’s services in managing the Hotel: (a) a minimum management fee equal to 4% of room revenues and food and beverage sales (“Hotel Revenues”), payable monthly and adjusted at year-end, and (b) an incentive management fee, calculated and paid annually, equal to the lesser of (1) 12% of profits before debt service and depreciation, as defined, and (2) the excess of the Registrant’s cash flow over an amount equal to 12% of the Partners’ then-invested capital, as defined. Proceeds of any sale or refinancing of the Hotel are not considered in computing the incentive management fee.
          During 2005 and 2004, Westland made available to the Registrant various services in connection with the acquisition of furniture, fixtures, equipment and supplies for the Hotel, the procurement of insurance for the Hotel, and other administrative matters. Such services or goods were purchased by the Registrant from Westland at its cost. For 2005 and 2004, $1,344,143 and $995,387, respectively, were paid or payable to Westland as reimbursement for such purchases. Westland made available to the Registrant all trade discounts offered by vendors for early payment.
          During 2005 and 2004, Westland provided bookkeeping services to the Registrant. The fee paid by the Registrant to Westland for these services is computed by Westland by taking the total of all direct labor costs of providing bookkeeping services to the hotels it manages and allocating to the Registrant a pro rata portion of such costs based on the ratio of the number of rooms in the Hotel to the number of rooms in all hotels managed by Westland. Westland also is entitled to reimbursement by the Registrant of certain payroll related costs, administration expenses and professional fees, when incurred. The bookkeeping service fee and other reimbursable costs, expenses and fees paid or payable to Westland for 2005 and 2004 totaled $33,600.
          In the event the Registrant had purchased any additional hotels, Westland would have been entitled to an initial management fee in the amount of $20,000 per hotel for services to be rendered in connection with taking over and reorganizing each such hotel. In addition, Westland was entitled to receive 5% of the direct costs of (a) any capital improvement or refurbishment program costing in excess of $75,000 implemented in connection with the acquisition of any additional hotel, and (b) the construction of any additional rooms or real property improvements, including the construction of additional rooms at such hotel.
          See also Item 10 for a description of the compensation that may be payable to the General Partner under the circumstances described therein.

Item 13. Exhibits.

Exhibit
Number	Description

2.1	Purchase Agreement dated August 11, 2005 among Registrant, Casa Munras GP, LLC, John R. Rothman, Maxine Young and Casa Munras Hotel, LLC (“Purchase Agreement”). [1]

2.2	First Amendment dated November 8, 2005 to Purchase Agreement dated August 11, 2005 among Registrant, Casa Munras GP, LLC, John R. Rothman, Maxine Young and Casa Munras Hotel, LLC. [2]

2.3	Letter Agreement dated November 15, 2005 amending Purchase Agreement as to Closing Dates. [3]

3.1	Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners), dated March 31, 1978. [4]

3.2	Amendment to Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) dated as of August 30, 1994. [5]

3.3	Amendment No. 21 to Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P., dated June 8, 1998. [6]

[1]	Attached as Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2005 and hereby incorporated by reference herein. Schedules will be provided upon request of the Commission.

[2]	Attached as Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q-SB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[3]	Attached as Exhibit 99.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2005 and hereby incorporated by reference herein.

[4]	Attached as Exhibit 1 to Registrants Registration of Units on Form 10 as filed with the Securities and Exchange Commission on April 19, 1978 and hereby incorporated by reference herein. Copies of Amendments to the Certificate and Agreement of Limited Partnership of Casa Munras Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

[5]	Attached as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[6]	Attached as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

Exhibit
Number	Description

10.2	Please refer to Exhibit 2.2 hereunder.

10.3	Please refer to Exhibit 2.2 hereunder.

10.4	Settlement and Release Agreement dated as of April 15, 1994 by and among John F. Rothman, Ronald A. Young, Hotel Investors Corporation, Hotel Investors Trust and Western Host, Inc. [7]

10.5
Termination of Management Contracts Agreement dated as of April 15, 1994 by and among Western Host, Inc., John F. Rothman, Ronald A. Young, Westland Hotel Corporation, Western Host Fresno Partners, Western Host Stockton Partners, Western Host Bakersfield Partners, Western Host Properties, Western Host Monterey Partners, Western Host Pasadena Partners, Western Host San Francisco Partners, Hotel Investors Corporation and Hotel Investors Trust. [8]

10.6	Management Contract dated as of April 15, 1994 by and between Casa Munras Hotel Partners, L.P. (formerly Western Host Monterey Partners) and Westland Hotel Corporation. [9]

10.7	Fixed Rate Note dated June 12, 1998, executed by Casa Munras Hotel Partners, L.P. and Amresco Capital, L.P. [10]

10.8	Termination Agreement between Casa Munras Hotel Partners, L.P. and Westland Hotel Corp. dated November 15, 2005.

10.9	Defeasance Pledge and Security Agreement dated as of November 18, 2005 among Registrant, U.S. Bank National Association and Wells Fargo Bank, N.A. [11]

10.10	Defeasance Account Agreement dated as of November 18, 2005 among Registrant, Wells Fargo Bank, N.A., U.S. Bank National Association and GMAC Commercial Mortgage Corporation. [11]

[7]	Attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[8]	Attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[9]	Attached as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[10]	Attached as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission and hereby incorporated by reference herein.

[11]	Schedules will be provided upon request of the Commission.

Exhibit
Number	Description

10.11
Defeasance Assignment, Assumption and Release Agreement dated as of November 18, 2005 among Registrant, NEWCSFBMSC 98-PS2 LLC, U.S. Bank National Association, GMAC Commercial Mortgage Corporation and Wells Fargo Bank, N.A. [11]

10.12	Modification, Waiver and Consent dated as of November 18, 2005 between Registrant and U.S. Bank National Association. [11]

10.13	Certificate of Borrower dated as of November 18, 2005 from Registrant in favor of AMRESCO Capital, L.P. [11]

31.1
Certification of the Managing Member of the Registrant’s General Partner who performs the functions of the Chief Executive Officer and the Chief Financial Officer, Pursuant to Rule 13a — 14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Managing Member of the Registrant’s General Partner who performs the functions of the Chief Executive Officer and the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services.
          The following is a summary of the fees billed to us by William H. Ling, Certified Public Accountant (“Ling”) for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

	Fiscal 2005	Fiscal 2004
Fee Category	Fees	Fees
Audit fees	$72,347	$27,500
Audit related fees	22,201	—
Tax fees	28,530	12,400
All other fees	—	—

Total fees	$123,078	$39,900

          Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Ling in connection with statutory and regulatory filings or engagements. Audit fees are generally accrued and paid in the subsequent year for the prior year audit. In 2005, the Registrant accrued fees due Ling for the 2004 and 2005 audits.
          Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” Such fees in 2005 included the costs of accounting services related to the preparation of proxy and 8-K filings and certain other accounting costs related to the sale of the Hotel.
          Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns. Tax fees are generally accrued and paid in the subsequent year for the prior year audit. In 2005, the Registrant accrued fees due Ling for the 2004 and 2005 tax returns.
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
CASA MUNRAS HOTEL PARTNERS, L.P.

By	CASA MUNRAS GP, LLC
General Partner

	By:	/s/ JOHN F. ROTHMAN	Date: March 30, 2006

John F. Rothman, Managing Member
          In accordance with the Exchange Act, this report had been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

CASA MUNRAS HOTEL PARTNERS, L.P.

By	CASA MUNRAS GP, LLC
General Partner

	By:	/s/ JOHN F. ROTHMAN	Date: March 30, 2006

John F. Rothman, Managing Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
   Casa Munras Hotel Partners, L.P.:
I have audited the accompanying statement of net assets (liquidation basis) of Casa Munras Hotel Partners, L.P., a California Limited Partnership (the “Partnership”), as of December 31, 2005, and the related statements of operations and changes in net assets (liquidation basis) and cash flows for the year then ended. In addition, I have audited the accompanying balance sheet of Casa Munras Hotel Partners, L.P. as of December 31, 2004, the related statements of operations, changes in partner’s deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.
I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
As discussed in Note 2 to the financial statements, during October 2005, the partners of Casa Munras Hotel Partners, L.P. approved the sale of the hotel, which sale of the hotel occurred on November 18, 2005, and began a plan of liquidation. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis for its financial statements as of December 31, 2005, and for the year then ended.
In my opinion, such financial statements referred to above present fairly, in all material respects, (1) the net assets (liquidation basis) of Casa Munras Hotel Partners, L.P. at December 31, 2005, (2) the changes in its net assets (liquidation basis) and the results of its operations and cash flows for the year ended December 31, 2005, (3) its financial position at December 31, 2004, and (4) the results of its operations and its cash flows for the year then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
WILLIAM H. LING
San Diego, California
February 23, 2006

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
STATEMENT OF NET ASSETS (LIQUIDATION BASIS) AS OF DECEMBER 31, 2005
AND BALANCE SHEET (GOING CONCERN BASIS-HISTORICAL COST)
AS OF DECEMBER 31, 2004

	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$6,710,516	$14,385
Accounts receivable — trade, less allowance for doubtful accounts of $10,000 in 2005	117,962	84,082
Accounts receivable — other	101,993	—
Accounts receivable — workers compensation	22,405	—
Food and beverage inventories	—	20,378
Prepaid expenses	—	28,559

Total current assets	6,952,876	147,404

LAND, PROPERTY AND EQUIPMENT — at cost:
Building and improvements	—	6,406,728
Hotel furnishings and equipment	—	1,342,732
Restaurant furnishings and equipment	—	115,593
Less accumulated depreciation	—	(5,018,201)

	—	2,846,852
Land	—	700,000

Land, property and equipment — net	—	3,546,852

OTHER ASSETS:
Liquor license	—	40,000
Loan commitment fees — net	—	82,059
Escrow impound accounts	—	295,203

Total other assets	—	417,262

TOTAL	6,952,876	$4,111,518

LIABILITIES AND PARTNERS’ DEFICIT AND NET ASSETS IN LIQUIDATION
CURRENT LIABILITIES:
Accounts payable — trade	66,080	$87,922
Accounts payable and advances — related parties	226,591	188,308
Accrued incentive management fees — related parties	99,173	91,663
Accrued estimated costs during period of liquidation	125,000	—
Accrued salaries and wages	—	20,842
Accrued room and sales tax	—	31,414
Accrued other	—	4,222
Current portion of long-term debt	—	158,210

Total current liabilities	516,844	582,581
LONG-TERM DEBT	—	6,062,798

Total liabilities	516,844	6,645,379

CONTINGENCIES (see Notes 2, 3 and 5)

PARTNERS’ DEFICIT:
General Partner (45 units issued and outstanding)		(238,845)
Limited Partners (4,455 units issued and outstanding)		(2,295,016)

Total partners’ deficit		(2,533,861)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT		$4,111,518

NET ASSETS IN LIQUIDATION	$6,436,032

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
STATEMENT OF OPERATIONS AND STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2005 AND STATEMENT
OF OPERATIONS AND STATEMENT OF CHANGES IN PARTNERS’ DEFICIT
(GOING CONCERN BASIS-HISTORICAL COST) FOR THE YEAR ENDED DECEMBER 31, 2004

	2005	2004

REVENUES:
Gain on sale of assets	$9,670,234	$—
Room	3,376,967	3,213,641.00
Food and beverage	523,956	606,408
Lease	98,663	109,711
Other	36,362	23,050
Telephone	11,963	16,031

Total	13,718,145	3,968,841

EXPENSES:
Rooms	1,127,363	1,070,328
Loan defeasance costs	605,420	—
Administrative and general	479,511	419,788
Food and beverage	453,157	537,981
Interest	395,443	485,200
Marketing	282,051	313,792
Repairs and maintenance	266,652	278,943
Management fees	259,179	249,663
Depreciation and amortization	223,106	263,598
Energy cost	181,668	192,156
Partnership admin. and professional fees	175,299	67,507
Reserve for liquidation costs during period of liquidation	125,000	—
Insurance	96,615	105,229
Property taxes	69,963	78,033
Telephone	7,825	10,993

Total (including reimbursed costs and payments for services to related parties of $1,378,167 and $987,978 during 2005 and 2004, respectively)	4,748,252	4,073,211

NET INCOME (LOSS)	8,969,893	(104,370)

PARTNERS’ DEFICIT, January 1, 2005 and 2004	(2,533,861)	(2,429,491)

PARTNERS’ DEFICIT, December 31, 2004		$(2,533,861)

NET ASSETS IN LIQUIDATION, December 31, 2005	$6,436,032

ALLOCATION OF NET INCOME (LOSS):
General Partner (includes special allocation of sale proceeds totaling $1,672,314)	$1,745,290	$(1,044)
Limited Partners ($1,621.68 per Unit in 2005 and ($23.19) per Unit in 2004, based upon 4,455 Limited Partnership Units)	7,224,603	(103,326)

Total	$8,969,893	$(104,370)

DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT (based upon 4,500 Total Units outstanding):
Return of capital	$—	$—

See accompanying notes to financial statements.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$8,969,893	$(104,370)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	223,106	263,598
Gain on sale of assets	(9,670,234)
Change in assets and liabilities:
Accounts receivable — trade	(29,907)	(49,086)
Accounts receivable — other	(105,966)	—
Accounts receivable — workers compensation	(22,405)	—
Food and beverage inventories	20,378	(1,032)
Prepaid expenses	28,559	9,731
Accounts payable and accrued expenses	(78,320)	(21,344)
Accounts payable and accrued expenses — related parties	45,793	169,871
Accrued estimated costs during period of liquidation	125,000	—

Net cash (used in) provided by operating activities	(494,103)	267,368

INVESTING ACTIVITIES:
Acquisition of property and equipment	(55,625)	(127,990)
Decrease (increase) in impound escrow accounts	295,203	(17,083)
Net proceeds from sale of property and equipment	13,171,664	—

Net cash provided by (used in) investing activities	13,411,242	(145,073)

FINANCING ACTIVITIES:
Payment of long-term debt	(6,221,008)	(146,521)

Net cash used in financing activities	(6,221,008)	(146,521)

NET INCREASE (DECREASE) IN CASH	6,696,131	(24,226)

CASH AT BEGINNING OF PERIOD	14,385	38,611

CASH AT END OF PERIOD	$6,710,516	$14,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for interest	$395,443	$485,200

Cash paid during the year for loan defeasance	$605,420	$—

Cash paid during the year for taxes	$1,600	$1,600

See accompanying notes to financial statements

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information:
General — Casa Munras Hotel Partners, L.P. (the “Partnership”) was formed on March 31, 1978 for the purpose of acquiring, holding for investment and operating motor hotels and related facilities. On May 1, 1978, the Partnership acquired the Casa Munras Garden Hotel (“the Casa Munras”) located in Monterey, California. On November 18, 2005 the Partnership sold the Casa Munras. The Casa Munras had 166 guest rooms, a restaurant, bar and banquet facilities, and several retail stores. The Partnerships fiscal year end is December 31.
The Initial General Partners of the Partnership were Ronald A. Young and John F. Rothman (the “Initial General Partners”) who each purchased a 0.5% interest in the Partnership. On June 8, 1998, the Initial General Partners of the Partnership were replaced by Casa Munras GP, LLC, a California limited liability company (the “General Partner”) upon approval by the Limited Partners. The General Partner was equally owned by the Initial General Partners. On January 4, 2004, Ronald A. Young passed away and his membership interest in the General Partner, as a result of his death, is owned indirectly by Maxine Young, through the Estate of Ronald A. Young, pursuant to the Partnership Agreement and General Partner limited liability company agreement. The change in the General Partner in 1998 resulted from the placement of a new First Mortgage (the “First Mortgage”) on the Hotel (see Note 3). The General Partner has no legal or contractual commitment to fund future cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partner is entitled to receive a $20,000 acquisition fee for each motor hotel and related facilities subsequently acquired by the Partnership. The term of the Partnership is 50 years, although it may be terminated sooner by the occurrence of certain events as set forth in the Partnership Agreement.
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
Other assets were carried at cost, which, in management’s opinion, is less than fair value.
The carrying value of long-term debt was approximately equal to fair value at December 31, 2004, as the related interest rate was in line with market rates.
Accounts Receivable — An allowance for doubtful accounts totaling $10,000 has been provided for accounts receivable as of December 31, 2005. No allowance was provided as of December 31, 2004.
Inventories — Food and Beverage inventories were stated at the lower of cost (first-in, first-out method) or market.
Property and Depreciation — Buildings and improvements were being depreciated over useful lives ranging from 15 to 39 years using the straight-line method. Hotel furnishings and equipment and restaurant furnishings and equipment were being depreciated using primarily accelerated methods over useful lives ranging from five to seven years. Depreciation expense totaled $141,047 and $240,162 in 2005 and 2004.
Loan Commitment Fee — The loan commitment fee was net of accumulated amortization of $234,407 and $152,349 in 2005 and 2004, respectively. Amortization expense totaled $82,059 and $23,436 in 2005 and 2004. The loan commitment fee on the First Mortgage was amortized over the ten-year term of the loan using the straight-line method, which approximates the effective interest rate method (see Note 3). The remaining unamortized balance was fully amortized upon the sale of the Casa Munras.
Income Taxes — In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes, and no provision, therefore, is required to be made herein. At December 31, 2005, the Partnership’s net assets and net income for financial reporting purposes approximated the net assets and net income for Federal tax reporting purposes. Cash paid during the year for taxes for 2005 and 2004 represents the California minimum tax due for limited partnerships.

Revenues — Revenues are recognized as earned. Earned was generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Ongoing credit evaluations were performed and potential credit losses were expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses were not material to the hotel’s results of operations.
Advertising Costs — Advertising costs were expensed as incurred.
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
Impairment of Long-Lived Assets — During calendar 2004, the Partnership performed a review of existing long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis included a review for a significant decrease in market value below book value, the extent and manner for which the long-lived assets are used, a review of legal factors and business climate, and a review of the costs of new construction and cash flows generated by the Partnership in calendar year 2004. The Partnership determined that no impairment had occurred for the year ended December 31, 2004.
Recent Accounting Pronouncements — In 2004 and 2005, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151 — “Inventory Costs”, SFAS No. 152 — “Accounting for Real Estate Time Sharing Transactions”, SFAS No. 153 — “Exchange of Nonmonetary Assets” and SFAS No. 154 — “Accounting Changes and Error Corrections”. Adoption of these SFAS’s in calendar 2005 did not have any impact on the Company’s financial condition, results of operations or cash flows.
2. SALE OF CASA MUNRAS AND LIQUIDATION OF PARTNERSHIP
The Company completed the sale of the Casa Munras, its primary asset, to Casa Munras Hotel, LLC, a Delaware limited liability company (the “Buyer”) affiliated with Larkspur Hotels, LLC. The Casa Munras was sold for total consideration of $13,900,000 (less certain adjustments) pursuant to a Purchase Agreement with the Buyer dated August 11, 2005, as amended (the “Purchase Agreement”).
Under the Purchase Agreement, the sales price of the Casa Munras was subject to certain adjustments and prorations at closing and potential post-closing adjustments. In addition, the Partnership used $605,420 of fees and expenses and $6,090,017 of principal to defease the existing loan on the Casa Munras. After payment of the loan defeasance, the prorations and adjustments the Partnership received $6,689,256 prior to the payment of costs of the transaction, including accounting and legal fees and expenses. As part of the closing, the management contract with Westland Hotel Corp. for the management and operation of the Casa Munras was terminated, and a lawsuit filed by the Buyer in the Superior Court of the State of California for the County of Monterey on November 3, 2005, which alleged a breach of contract in connection with the Purchase Agreement, was dismissed with prejudice.
The Initial General Partners are entitled to a special allocation of net sale proceeds and a special distribution totaling $1,672,314 as a result of the sale of the Casa Munras, as defined in the Partnership Agreement.
A Conditional Agreement for the Purchase and Sale of Real Estate dated August 15, 2005, pursuant to which Lotus Hospitality, Inc. made a “backup offer” for the purchase of the Casa Munras, terminated contemporaneously with the sale of the Casa Munras to the Buyer.
The Company recorded a gain on sale of assets totaling $9,670,234 upon completion of the sale of the Hotel. In addition, the Registrant recorded $605,340 of loan defeasance costs.
The General Partner of the Partnership will proceed to liquidate, dissolve and terminate the Partnership and distribute the Partnership’s assets to the Partners of the Partnership in accordance with the terms of the Partnership’s Certificate and Agreement of Limited Partnership currently in effect. The General Partner anticipates that the winding up and liquidation of the Partnership’s business will be completed in the first half of 2006.
The Company has recorded $125,000 of accrued net estimated costs during the period of liquidation.
The net adjustment at December 31, 2005 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $125,000 which is included in the statement of operations and changes in net assets (liquidation basis) for 2005. Significant decreases in the carrying value of net assets are summarized as follows:

Record estimated net liabilities associated with carrying out the liquidation	$125,000

The balance sheet and statements of operations, changes in partners’ deficit and cash flows as of December 31, 2004 and for the year then ended have been prepared using the historical cost (going concern) basis of accounting on which the Partnership has previously reported its financial condition and its results of operations.

3. LONG-TERM DEBT
Long-term debt as of December 31, 2004 consisted of the following:

2004
First Mortgage Payable - monthly principal and interest (7.7%) payments of $52,643 through June 2008; beginning July 2008, interest rate equals the lesser of the maximum rate permitted by law or the greater of 2% above the initial interest rate or 2% plus the treasury rate, as defined in the Agreement; due July 2010; impounds required for property taxes, insurance, replacements and incentive management fees due Westland under the Contract (see Note 5), payable monthly; certain additional restrictions applied regarding payment of Partnership distributions (the “First Mortgage Payable”).	$6,221,008

Less current portion	158,210

Long-term debt	$6,062,798

The First Mortgage Payable was paid off via Defeasance of the loan upon the sale of the Casa Munras on November 18, 2005 (the “Defeasance”). The additional costs to complete the Defeasance on the First Mortgage Payable in 2005 totaled $605,420.
4. LEASE REVENUE
The retail stores were leased to other business establishments. These leases ranged from one to three years and provided annual rents of $98,663 and $109,711 for 2005 and 2004, respectively.
5. MANAGEMENT AND RELATED PARTIES
The Partnership had a management contract, (expires April 2014), (the “Contract”) with Westland Hotel Corporation (“Westland”) to manage the operations of the Casa Munras and any additional projects. The Westland Contract was cancelled upon the sale of the Casa Munras.
Westland received a minimum management fee equal to 4% of revenues, as defined, and an incentive management fee equal to the lesser of 12% of profits before debt service and depreciation, or the excess of cash flow over an amount equal to 12% of the Partners’ then invested capital, as defined. Minimum management fees for 2005 and 2004 were $160,006 and $158,000 , respectively. Incentive management fees for 2005 and 2004 were $99,173 and $91,663.

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
The Partnership has reimbursed or accrued as payable to Westland (based on actual costs incurred) for certain costs paid on behalf of the Partnership. These costs include bookkeeping services, reimbursement of on-site management payroll and payroll benefits, insurance and worker’s compensation premiums, various hotel operating supplies and furnishings and other administrative expenses. The total of such costs reimbursed, including certain items that are capitalized, in 2005 and 2004 were $1,377,743 and $1,028,987, respectively.
Accounts payable, advances, and accrued expenses as of December 31, 2005 and 2004 include $325,764 and $279,971, respectively, in amounts due Westland.
The Westland management agreement provided that the Partnership should set aside an amount equal to $100 per annum for each guest room as a reserve for replacements. This amount was to be adjusted based upon actual expenditures. In 2005 and 2004 such reserves were not required, as the Partnership’s expenditures for replacements exceeded the reserve called for in the contract.
6. DISTRIBUTIONS TO PARTNERS
No Distributions were paid to Partners for calendars 2005 and 2004.

