Form 10QSB
period 2006-03-31
CASA MUNRAS HOTEL PARTNERS L P
filed 2006-05-15
CIK 311158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act.). Yes ☐ No ☑
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
     The accompanying unaudited financial statements of Casa Munras Hotel Partners, L.P. (the “Partnership”) have been prepared on a liquidation basis in accordance with accounting principles of the Public Company Accounting Oversight Board generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and should be read in connection therewith. The results of operations for the three month period ended March 31, 2006 have been prepared on a liquidation basis as the Registrant is expected to be liquidated in calendar 2006. The three months ended March 31, 2006 results of operations have been charged against the accrued estimated costs during the period of liquidation.

CASA MUNRAS HOTEL PARTNERS, L.P.
(A Limited Partnership)
STATEMENT OF NET ASSETS (LIQUIDATION BASIS) AS OF
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,
	2006	December 31,
	(Unaudited)	2005

ASSETS

CURRENT ASSETS:
Cash	$3,266,120	$6,710,516
Accounts receivable — trade, less allowance for doubtful accounts of $10,000 in 2006 and 2005	67,000	117,962
Accounts receivable — other	101	101,993
Accounts receivable — workers compensation	57,124	22,405

TOTAL	3,390,345	6,952,876

LIABILITIES AND NET ASSETS IN LIQUIDATION

CURRENT LIABILITIES:
Accounts payable — trade	11,050	66,080
Accounts payable — related parties	18,982	226,591
Accrued incentive management fees — related parties	19,173	99,173
Accrued estimated costs during period of liquidation	123,115	125,000

Total liabilities	172,320	516,844

NET ASSETS IN LIQUIDATION	$3,218,025	$6,436,032

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS AND STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2006
AND STATEMENT OF OPERATIONS AND STATEMENT OF CHANGES IN
PARTNERS’ DEFICIT (GOING CONCERN BASIS-HISTORICAL COST)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	2006		2005

REVENUES:
Room	$		$555,756
Food and beverage			117,625
Lease			29,103
Telephone			2,824
Other			2,356

Total		—	707,664

OPERATING EXPENSES:
Rooms			236,871
Interest			119,509
Food and beverage			108,435
Administrative and general			84,747
Marketing			73,295
Repairs and maintenance			70,673
Depreciation and amortization			64,659
Energy cost			47,972
Partnership administration and professional fees			46,994
Management fees			28,977
Insurance			24,940
Property taxes			19,540
Telephone			2,615

Total (including reimbursed costs and payments for services to related parties of $276,853 for the three months ended March 31, 2005)		—	929,227

NET LOSS		—	(221,563)

DISTRIBUTIONS (including special allocation to General Partner of net sale proceeds totaling $836,157)		(3,218,007)	—

PARTNERS’ DEFICIT, January 1, 2005			(2,533,861)

NET ASSETS, January 1, 2006		6,436,032

PARTNERS’ DEFICIT, March 31, 2005			$(2,755,424)

NET ASSETS IN LIQUIDATION, March 31, 2006		$3,218,025

ALLOCATION OF NET LOSS:
General Partner (45 units outstanding)		$—	$(2,216)
Limited Partners (4,455 units outstanding)			(219,347)

Total		$—	$(221,563)

PER UNIT INFORMATION: (based upon 4,500 units outstanding)
Net loss (based upon 4,500 total units outstanding)		$—	$(49.24)

Distribution (excludes special allocation to General Partner of net sale proceeds totaling $836,157)		$529.30	$—

CASA MUNRAS HOTEL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

OPERATING ACTIVITIES:
Net loss	$—	$(221,563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	64,659
Change in assets and liabilities:
Accounts receivable	118,135	15,082
Food and beverage inventories	—	393
Prepaid expenses	—	(89,170)
Accounts payable and accrued expenses	(344,524)	349,977

Net cash (used in) provided by operating activities	(226,389)	119,378

INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(36,769)
Decrease in impound escrow accounts	—	50,953

Net cash provided by investing activities	—	14,184

FINANCING ACTIVITIES:
Distribution paid to partners	(3,218,007)
Payment of long-term debt	—	(38,421)

Net cash used in financing activities	(3,218,007)	(38,421)

NET INCREASE (DECREASE) IN CASH	(3,444,396)	95,141

CASH AT BEGINNING OF PERIOD	6,710,516	14,385

CASH AT END OF PERIOD	$3,266,120	$109,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for interest	$—	$119,509

Cash paid during the period for taxes	$—	$1,600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations for the Three Months Ended March 31, 2006 and 2005
          The Registrant completed the sale of the Casa Munras Garden Hotel (the “Hotel”) on November 18, 2005. Upon completion of the sale of the hotel, the Registrant has adopted the liquidation method of accounting under the Standards of the Public Company Accounting Oversight Board (United States). The Registrant, as of December 31, 2005, prepared an accrual for estimated costs during the period of liquidation totaling $125,000. The Registrant decreased the accrual by $1,885 during the three months ended March 31, 2006.
          Due to the sale of the Hotel, comparisons of revenue and expenses are not meaningful.
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
Liquidity and Capital Resources
          In October 2005, the Limited and General Partners of the Registrant approved a plan of liquidation, as provided in the Partnership Agreement. It is expected that each Limited and General Partner will receive liquidating distributions totaling approximately $1,058 per $1,000 unit in two installments by June 30, 2006. In addition, it is expected the General Partner will receive a distribution totaling $1,672,314, or 25% of the net sale proceeds, as provided in the allocation provisions in the Partnership Agreement.
          The Partnership paid a portion (approximately 50%) of the distributions to the Limited and General Partners on March 9, 2006. The Limited and General Partners were paid $529.30 per $1,000 unit or a total of $2,381,850. The General Partner was paid $836,157 towards its share of the net sale proceeds, as provided in the allocation provisions in the Partnership Agreement.
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
          The Managing Member of the General Partner who performs the functions of the Chief Executive Officer and Chief Financial Officer of the Registrant have certified that the Quarterly Report of the Registrant on Form 10-QSB for the quarterly period ended March 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits:
31 Certification pursuant to Rule 13a-14(a)
32 Certification pursuant to Rule 13a-14(b)
(b) Reports on Form 8-K:
None

SIGNATURE
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA MUNRAS HOTEL PARTNERS, L.P.

By :	CASA MUNRAS GP, LLC
General Partner

	By:	/s/ JOHN F. ROTHMAN

John F. Rothman
Managing Member
Dated: May 11, 2006